Form 10KSB40
period 1996-12-31
PINNACLE BANCSHARES INC
filed 1997-04-15
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended_____________
                                       OR
|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 1996 to December 31, 1996

Commission file number                    1-12707

                            PINNACLE BANCSHARES, INC.
                 (Name of small business issuer in its charter)

         Delaware                                      [Applied For]
--------------------------------             ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1811 Second Avenue, Jasper,  Alabama                           35502-1388
---------------------------------------               ------------------------
(Address of principal executive offices)                       (Zip Code)

         Issuer's telephone number, including area code: (205) 221-4111.

        Securities registered pursuant to Section 12(b) of the Act: None.

                                                        Name of Each Exchange
        Title of Each Class                             on Which Registered
--------------------------------------                 ------------------------
Common Stock, par value $.01 per share                 American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $8,096,062. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the price ($21.625 per share) at which the Common Stock was sold on March 31, 1997, was approximately $17,644,745. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 31, 1997, 889,823 shares of the registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format:  YES     NO  X
                                                   ----   -----

                       Documents Incorporated By Reference
Part II:
Annual Report to Stockholders for the period ended December 31, 1996.

Part III:
Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         THE HOLDING COMPANY. Pinnacle Bancshares, Inc. (the "Holding Company") is a bank holding company incorporated under the laws of the State of Delaware. The Holding Company is registered under the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). The Holding Company is the holding company for Pinnacle Bank (the "Bank"), which was chartered by the State of Alabama and acquired by the Holding Company on January 31, 1997.

         The Holding Company's executive offices and the main office of the Bank are located at 1811 Second Avenue, Jasper, Alabama 35502. The Holding Company's telephone number is (205) 221-4111.

         THE BANK. The Bank is an Alabama-chartered commercial bank with five offices located in Central and Northwest Alabama. The Bank was originally chartered as First Federal Savings and Loan Association of Jasper in 1935, and since that time its accounts have been federally insured. The Bank converted from a federal stock savings bank to an Alabama-chartered commercial bank on January 31, 1997 in connection with the holding company reorganization. The Bank has its main office at 1811 Second Avenue, Jasper, Alabama, and also has a branch office in Jasper, Alabama, with other branch offices in Sumiton, Haleyville, and Birmingham, Alabama.

         The Bank is primarily engaged in the business of obtaining funds in the form of savings deposits and investing such funds in mortgage loans on single-family residential real estate. To a lesser extent the Bank is engaged in making consumer loans, commercial real estate loans, and other commercial loans.

         The principal sources of funds for the Bank's lending activities are savings deposits, Federal Home Loan Bank ("FHLB") of Atlanta advances, principal repayments of loans and sales of loans. The Bank's principal sources of income are interest on loans, servicing and commitment fees, and interest and dividends on securities. Its principal expenses are interest on savings accounts and borrowings, and general and administrative expenses.

SELECTED FINANCIAL AND OTHER DATA

         The following data should be read in conjunction with the consolidated financial statements and accompanying notes thereto, and other financial information included elsewhere herein.

                                                                 At June 30,               At December 31,
                                                         -----------------------------    -------------------
                                                              1995            1996                1996
                                                              ----            ----                ----
                                                                       (Dollars in thousands)
FINANCIAL CONDITION AND OTHER DATA:
Total amount of:
   Assets............................................    $    196,399    $    186,475     $       195,502
   Loans, net........................................         118,535         120,644             129,858
   Interest-bearing deposits in other banks..........           5,536           2,824               3,869
   Securities........................................          60,087          53,671              48,945
   Loans held for sale...............................           2,091             326               1,429
   Deposits..........................................         161,212         165,234             173,407
   Borrowed funds....................................          18,850           3,750               3,750
   Stockholders' equity..............................          14,363          15,165              15,285

Number of:
   Real estate loans outstanding.....................           4,283           4,175               4,131
   Savings accounts..................................          19,387          19,114              20,708
   Full service offices open.........................               5               5                   5

                                                             Year Ended June 30,           Six Months Ended December 31,
                                                         ----------------------------    -----------------------------------
                                                             1995           1996             1995              1996
                                                             ----           ----             ----              ----
                                                                                     (In thousands)
OPERATING DATA:
Interest revenue....................................     $     13,108   $     14,650     $      7,412  $         7,442
Interest expense....................................            7,541          8,599            4,424            4,268
                                                         ------------   ------------     ------------  ---------------
Net interest income before provision for losses
   on loans.........................................            5,567          6,051            2,988            3,174
Provision for losses on loans.......................              235            240              120              145
                                                         ------------   ------------     ------------  ---------------
Net interest income after provision for losses                  5,332          5,811            2,868            3,029
   on loans.........................................
Noninterest income..................................            1,012          1,275              594              654
Noninterest expense.................................            4,323          4,456            2,199            3,373
Unusual items.......................................               --             --               --               --
Income tax expense..................................              780            993              503              123
                                                         ------------   ------------     ------------  ---------------
Net earnings........................................     $      1,241   $      1,637     $        840  $           187
                                                         ============   ============     ============  ===============


         The following table sets forth certain information relating to the Bank's average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans, if any, are included in the net loan category. Average balances are derived from month-end average balances. Management does not believe that the use of month-end average balances instead of average daily balances has caused any material difference in the information presented.

                                                                     For the Years Ended June 30,
                                         --------------------------------------------------------------------------------------
                                                          1995                                         1996
                                         ----------------------------------------    ------------------------------------------
                                           Average                    Average          Average                      Average
                                           Balance      Interest    Yield/Cost         Balance       Interest     Yield/Cost
                                                                        (Dollars in thousands)
Interest-earning assets:
Loans receivable, net...............     $   115,511   $   9,217         8.0%        $   123,459   $   10,801          8.7%
Securities Available for Sale.......          27,569       1,566         5.7%             41,521        2,465          5.9%
Securities held to Maturity.........          33,648       2,220         6.6%             14,910        1,082          7.2%
Other...............................           1,786         105         5.9%              5,358          302          5.6%
                                         -----------   ---------                     -----------   ----------
Total...............................         178,514      13,108         7.3%            185,248       14,650          8.0%
Non-interest-earning assets.........           8,838          --                           6,689           --
                                         -----------                                 -----------
Total assets........................     $   187,352      13,108                     $   191,937       14,650
                                         ===========                                 ===========
Interest-bearing liabilities:
Deposits............................     $   154,244       6,550         4.3%        $   164,649        7,994          4.9%
Borrowings..........................          16,935         991         5.9%             10,713          605          5.6%
                                         -----------   ---------                     -----------   ----------
Total interest-bearing liabilities:.         171,179       7,541         4.4%            175,362        8,599          4.9%
Non-interest-bearing liabilities....           1,882                                       2,080
                                         -----------                                 -----------
Total Liabilities:..................         173,061                                     177,442
   Equity...........................          14,291                                      14,495
                                         -----------                                 -----------
   Total Liabilities and Equity.....     $   187,352                                 $   191,937
                                         ===========                                 ===========
Net interest-earning assets.........                       7,335                                        9,886
                                                       ---------                                   ----------
Net interest income.................                   $   5,567                                   $    6,051
                                                       =========                                   ==========
Interest rate spread................                                     2.9%                                          3.1%
                                                                   =========                                     =========
Net interest margin.................                                     3.1%                                          3.3%
                                                                   =========                                     =========
Ratio of average interest-earning
   assets to interest-bearing
   liabilities......................                                   104.3%                                        105.6%
                                                                   =========                                     =========

                                                                                                       (Continued on following page)



                                                                For the Six Months Ended December 31,
                                       ----------------------------------------------------------------------------------------
                                                          1995                                            1996
                                       -------------------------------------------   ------------------------------------------
                                         Average                      Average          Average                     Average
                                         Balance      Interest    Yield/Cost (1)       Balance     Interest    Yield/Cost (1)
                                                                       (Dollars in thousands)
Interest-earning assets:
Loans receivable, net...............   $   124,396   $   5,416          8.7%         $  129,881   $    5,673         8.7%
Securities Available for Sale.......        26,842         755          5.6%             51,403        1,691         6.6%
Securities held to Maturity.........        29,800       1,082          7.3%                 --           --         0.0%
Other...............................         5,515         159          5.8%              2,783           78         5.6%
                                       -----------   ---------                       ----------   ----------
Total...............................       186,553       7,412          7.9%            184,067        7,442         8.1%
Non-interest-earning assets.........         7,802          --                            7,796           --
                                       -----------                                   ----------
Total assets........................   $   194,355       7,412                       $  191,863        7,442
                                       ===========                                   ==========
Interest-bearing liabilities:
Deposits............................   $   161,805       4,005          5.0%         $  170,423        4,157         4.9%
Borrowings..........................        14,336         419          5.9%              3,799          111         5.8%
                                       -----------   ---------                       ----------   ----------
Total interest-bearing liabilities:.       176,141       4,424          5.0%            174,222        4,268         4.9%
Non-interest-bearing liabilities....         3,536                                        2,407
                                       -----------                                   ----------
Total Liabilities:..................       179,677                                      176,629
   Equity...........................        14,678                                       15,234
                                       -----------                                   ----------
   Total Liabilities and Equity.....   $   194,355                                   $  191,863
                                       ===========                                   ==========
Net interest-earning assets.........                    10,412                                         9,865
                                                     ---------                                    ----------
Net interest income.................                 $   2,988                                    $    3,174
                                                     =========                                    ==========
Interest rate spread................                                    2.9%                                         3.2%
                                                                  ==========                                   ==========
Net interest margin.................                                    3.2%                                         3.4%
                                                                  ==========                                   ==========
Ratio of average interest-earning
   assets to interest-bearing
   liabilities......................                                  105.9%                                       105.7%
                                                                  =========                                    =========


(1)  Annualized.

LENDING ACTIVITIES

         GENERAL. The Bank's net loan portfolio totaled $129.9 million at December 31, 1996, or 66.4% of its total assets. On that date, $109.6 million, or 84.4% of total net loans outstanding, consisted of loans secured by mortgages on single family, two-to-four family, multi-family residential properties, and commercial real estate loans, while the remainder of the loan portfolio consisted of savings account, home improvement and other consumer and commercial loans.

         The principal lending activity of the Bank historically has been the origination of conventional first mortgage single-family loans. The Bank also makes loans on two-to-four family dwelling units, multi-family dwelling units, commercial real estate and other improved real estate. The majority of the Bank's loans have been originated within its primary market area.

         Loan demand during the year ended June 30, 1995 exceeded repayments on loans resulting in an increase in short-term borrowings from the FHLB of Atlanta of approximately $8.0 million. During the year ended June 30, 1996, the Bank repaid approximately $16.1 million in borrowed funds with the proceeds from maturing investment securities, increases in savings deposits, and loan repayments. The Bank funded loan demands with the proceeds from loan repayments, increases in savings deposits and maturing securities. The Bank borrowed funds on a short-term basis from the FHLB of Atlanta. However, there were no short-term borrowings outstanding at December 31, 1996.

         During December 1995, the Bank changed classification of its securities held to maturity to securities available for sale. Accordingly, the Bank had no securities classified as held to maturity as of June 30, 1996 or December 31, 1996. See Note 1 of Notes to Consolidated Financial Statements.

         The Bank's volume of total loans originated to be retained in the Bank's loan portfolio totaled approximately $69.3 million during the year ended June 30, 1995, $74.9 million during the year ended June 30, 1996 and $42.0 million during the six months ended December 31, 1996. The Bank directly originates most of its mortgage loans through its existing branches. These loans have been originated predominantly within the Bank's geographical lending area of Walker, Jefferson, Shelby, Winston and Fayette counties, in Alabama. See " -- Loan Solicitation and Processing" and "-- Loan Originations, Purchases and Sales."

         The Bank seeks to improve the interest rate sensitivity of its mortgage loan portfolio through the origination of adjustable rate loans, which constituted approximately 59.3% of the single family residential mortgage loans in the Bank's loan portfolio, and 41.1% of the Bank's net loan portfolio at December 31, 1996. During the year ended June 30, 1996, the Bank purchased $1.6 million in adjustable-rate single-family one-to-four family residential mortgage loans from an affiliate. Most adjustable rate mortgage loans are held in the Bank's loan portfolio, while most fixed-rate mortgage loans are either sold as whole-loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA") or other investors, or converted into mortgage-backed securities with servicing retained by the Bank.

         The following table sets forth, in dollar amounts and percentages, the major categories of the Bank's loans. At December 31, 1996, the Bank had no concentrations of loans exceeding 10% of gross losses other than as described below.

                                                      At June 30,                              At December 31,
                                   --------------------------------------------------     --------------------------
                                            1995                       1996                         1996
                                   ------------------------    ----------------------     --------------------------
                                       $            %              $           %              $             %
                                                                (Dollars in thousands)
Type of Loan:
Real estate mortgage loans......   $   91,979       77.6%      $   86,818      72.0%      $   89,968         69.2%
Construction loans..............       21,276       17.9%          26,801      22.3%          27,762         21.4%
Commercial loans................        6,511        5.5%          10,021       8.3%          12,019          9.3%
Consumer loans..................        8,485        7.2%           8,942       7.4%           9,701          7.5%
Less --
   Loans in process.............        8,251        7.0%          10,441       8.7%           8,198          6.3%
   Discounts and other..........          246        0.2%             212       0.2%             205          0.2%
   Allowance for loan losses....        1,219        1.0%           1,285       1.1%           1,189          0.9%
                                   ----------  ---------       ----------  --------       ----------  -----------
     Total......................   $  118,535      100.0%      $  120,644     100.0%      $  129,858        100.0%
                                   ==========  =========       ==========  ========       ==========        =====

         RESIDENTIAL LOANS. The primary lending activity of the Bank has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, multi-family housing (over four units), and loans made for the development of unimproved real estate to be used for residential housing. At December 31, 1996, approximately 93% of the Bank's total real estate loan portfolio consisted of loans secured by residential real estate.

         The loan-to-value ratio, maturity and other provisions of the loans made by the Bank generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions, and underwriting standards established by the Bank. Mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from 15 to 30 years. Currently, the Bank offers one-year, adjustable rate loans based upon the one-year U.S. Treasury Bill rate adjusted to a constant maturity, with limitations on adjustments of 2% in any one year and 6% over the life of the loan.

         At December 31, 1996, the largest amount loaned by the Bank to one borrower was $2.9 million which was approximately 19% of the Bank's stockholders' equity.

         COMMERCIAL REAL ESTATE AND CONSTRUCTION LOANS. Construction loans on residential properties are made primarily to individuals. The maximum loan to value ratio is 80% of either the appraisal or the purchase price, whichever is lower. Residential construction loans are typically made for periods of six months. At December 31, 1996, the Bank had $23.0 million outstanding in residential construction loans, compared with $22.5 million and $20.9 million in construction loans on residential properties outstanding at June 30, 1996 and 1995, respectively.

         The Bank has historically originated commercial real estate loans within its primary market area. The Bank either funded or purchased participation interests in various large commercial real estate projects, one of which was outside of its primary market area. See " -- Non-Performing Loans and Asset Classification" and "Subsidiary Activities." Since 1984, the Bank has limited its commercial real estate lending activities to smaller commercial real estate projects located in its primary market area, with the amount loaned limited to 10% of its net worth. See "-- Nonperforming Loans and Asset Classification" and "Subsidiary Activities." At December 31, 1996, the Bank had $13.3 million outstanding in commercial real estate loans, including $4.8 million in commercial construction loans. These loans are typically limited to owner-occupied financings.

         COMMERCIAL BUSINESS LOANS. At December 31, 1996, there were approximately $12 million in commercial loans outstanding. The Bank will consider making these types of loans in its local market area.

         CONSUMER LOANS. The Bank makes various types of consumer loans, including the loans made to depositors on the security of their savings accounts, personal loans, automobile loans, educational loans and loans for home improvement or other purposes.
At December 31, 1996, the Bank had $9.7 million outstanding in consumer loans.

         LOAN SOLICITATION AND PROCESSING. Loan originations come from a combination of walk-in customers and real estate brokers.

         For additional information on the Bank's lending activities, see Note 3 of Notes to Consolidated Financial Statements.

         LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank has engaged in selling in the secondary market certain loans it has originated. Such loans sold are generally fixed-rate, long-term mortgage loans. These sales, the majority of which do not allow recourse to the Bank, have been made to FHLMC and FNMA, which purchases residential mortgage loans from federally insured financial institutions and certain other lenders. Many of the Bank's loans have been exchanged for FHLMC participation certificates ("PCs") or FNMA mortgage-backed securities. These PCs or mortgage-backed securities are generally considered to be a more liquid form of asset and are a more widely accepted form of collateral than the underlying loans.

         The sale of loans in the secondary mortgage market reduces the Bank's risk that the interest rates it pays will escalate while holding long-term, fixed-rate loans in its portfolio and allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes. In connection with such sales the Bank provides servicing on the loans (i.e., collection of principal and interest payments) for which it receives a fee payable monthly of 1/4% to 3/8% per annum of the unpaid balance of each loan. These loan sales will continue as the Bank attempts to maintain its loan servicing base. As of December 31, 1996, the Bank was servicing loans for others aggregating approximately $97.5 million. Servicing income for the year ended June 30, 1996 and the six months ended December 31, 1996 was approximately $266,000 and $128,000, respectively.

         The Bank is continuously selling loans in the secondary market. During the year ended June 30, 1995 and 1996 and the six months ended December 31, 1996, the Bank sold in excess of $37 million, $41 million and $11 million, respectively, in whole loans. As of December 31, 1996, the Bank had $258,000 in commitments outstanding to package or sell additional loans.

         The Bank's loan policy requires that the Bank's loan committee identify, at the beginning of each quarter, loans which will be held for the portfolio and loans which will be held for sale. Loans that are designated to be held for the portfolio may be sold only in unusual circumstances which could not be reasonably anticipated at the time of their origination or purchase. Loans held for sale are carried at the lower of cost or market value and are sold as soon as possible after their origination, as market conditions allow.

         LOAN COMMITMENTS. The Bank issues commitments to prospective borrowers to make loans conditioned upon the occurrence of certain events. Such commitments are made on specific terms and conditions, and are honored for 60 days from approval with no additional fees required. The Bank charges a non-refundable commitment fee equal to 1% of the actual amount of committed funds on all single-family construction loans. The Bank had outstanding commitments to originate mortgage loans aggregating $2.1 million at December 31, 1996. Of these commitments, $2 million were for adjustable rate mortgages and $100,000 were for fixed rate mortgages.

         Although the Bank originates most fixed-rate loans for resale in the secondary mortgage market, a certain amount of interest rate risk exists for the Bank after a loan is closed until a loan is sold.

         LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for creation of the loan. The Bank accounts for loan origination fees net of direct costs as a yield adjustment over the life of the loan. See Note 1 of Notes to Consolidated Financial Statements.

         MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The Bank does not have any loans with no stated schedule of repayments and no stated maturity.

                                                            Due After One Through           Due After
                                         Due by               Five Years After          Five Years After
                                    December 31, 1997         December 31, 1996         December 31, 1996        Total
                                    -----------------         -----------------         -----------------        -----
                                                                       (In thousands)
Real estate mortgage...........        $       3,554             $   19,487                $     66,928      $     89,969
Real estate construction.......               19,564                     --                          --            19,564
Commercial business loans......                5,306                  3,845                       2,868            12,019
Consumer.......................                2,899                  6,415                         387             9,701
                                       -------------             ----------                ------------      ------------
   Total.......................        $      31,323             $   29,747                $     70,183      $    131,253
                                       =============             ==========                ============      ============

         The following table sets forth the dollar amount of all loans due after one year at December 31, 1996 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                              Floating or               Adjustable
                                                                          Predetermined Rates              Rates
                                                                          -------------------        ---------------
                                                                                        (In thousands)
                           Real estate mortgage......................        $       35,103          $        51,312
                           Commercial business loans.................                 1,756                    4,957
                           Consumer..................................                 6,113                      689
                                                                             --------------          ---------------
                             Total...................................        $       42,972          $        56,958
                                                                             ==============          ===============

         NON-PERFORMING LOANS AND ASSET CLASSIFICATION. Loans that are 120 days contractually past due are placed on nonaccrual status and interest income is reversed. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less estimated costs of disposition. Any write-down of the property at foreclosure is charged to the allowance for loan losses. Future declines in fair value of the asset less costs of disposition below its carrying amount increases the valuation allowance account. Future increases in fair value of the asset less costs of disposition above its carrying amount reduces the valuation allowance account, but not below zero. Increases or decreases in the valuation allowance account is charged or credited to income. Costs relating to the development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

         The recognition of gains and losses on the sale of real estate is dependent upon whether the nature and terms of the sale and future involvement of the Bank in the property meet certain requirements. If the transaction does not meet these requirements, income recognition is deferred and recognized under an alternative method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66 -- "Accounting for Sales of Real Estate."

         The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.

                                                               At June 30,               At December 31,
                                                      ------------------------------     -----------------
                                                           1995           1996                 1996
                                                           ----           ----                 ----
                                                                        (In thousands)
Loans accounted for on a nonaccrual basis: (1)
Real Estate:
   Residential...................................     $    126,779    $    293,983       $   1,273,667
   Commercial....................................               --         963,509             664,189
Consumer.........................................           32,874          56,190             113,134
                                                      ------------    ------------       -------------
Total............................................     $    159,653    $  1,313,682       $   2,050,990
                                                      ============    ============       =============

Accruing loans which are contractually
   past due 90 days or more:
Real Estate:
   Residential...................................     $         --    $         --       $          --
   Commercial....................................               --              --                  --
Consumer.........................................               --              --                  --
                                                      ------------    ------------       -------------
Total............................................     $         --    $         --       $          --
                                                      ============    ============       =============
   Total of nonaccrual and 90 days past
     due loans...................................     $    159,653    $  1,313,682       $   2,050,990
                                                      ============    ============       =============

Percentage of Total Loans........................             0.13%           1.09%               1.58%

Percentage of Total Assets.......................             0.08%           0.70%               1.05%

Other Non-Performing Assets(2)...................     $         --    $         --       $   1,010,340
                                                      ============    ============       =============


(1) Nonaccrual status denotes loans on which accrual of interest has been ceased in accordance with the guidelines discussed above. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.
(2) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. The property is carried at the lower of its fair value less estimated costs of disposition or the investment balance of the related loan, whichever is lower.

         Management has identified certain loans aggregating approximately $2.1 million at December 31, 1996 (including loans identified in the above table) which it has determined require special attention due to potential weaknesses. It is management's opinion that the allowance for loan losses (see below) is adequate to absorb potential losses related to such loans. Aggressive efforts to continue to reduce principal, secure additional collateral and improve the overall payment status of their loans.

         During the year ended June 30, 1996 and six months ended December 31, 1996 gross interest income of $30,686 and $53,650, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. The amount of interest income included in current income for these loans was $28,472 and $69,724 for the year ended June 30, 1996 and the six months ended December 31, 1996.

         It is management's policy to establish an allowance for estimated losses on loans and real estate owned based upon prior experience, current economic conditions in its market area, or when it determines that losses are expected to be incurred on the ultimate disposition of the underlying properties. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.

         The following table presents an allocation of the allowance for possible loan losses by the categories indicated and the percentage that all loans in the category bear to total loans. This allocation is used by management to qualify its evaluation of the loan portfolio. Allocations are merely estimates and are subject to revisions as conditions change.

                                            At June 30,                                 At December 31,
                      --------------------------------------------------------     --------------------------
                                1995                          1996                           1996
                      --------------------------    --------------------------     --------------------------
                                   Percent of                    Percent of                      Percent of
                                 Loans in Each                  Loans in Each                   Loans in Each
                                  Category to                    Category to                     Category to
                       Amount     Total Loans         Amount     Total Loans         Amount      Total Loans
                       ------     -----------         ------     -----------         ------      -----------
Real estate loans..   $     677         95.5%       $     629          94.3%       $      835          90.6%
Commercial.........         259          5.5%             391           8.3%              156           9.3%
Other loans........         283          7.2%             265           7.4%              198           7.5%
                      ---------  -----------        ---------   -----------        ----------  ------------
   Total...........   $   1,219        108.2%       $   1,285         110.0%       $    1,189         107.4%
                      =========  ===========        =========   ===========        ==========  ============

         The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.

                                                       Year Ended June 30,                         December 31,
                                               -------------------------------------    ------------------------------------
                                                      1995               1996                 1995               1996
                                                      ----               ----                 ----               ----
                                                                          (Dollars in thousands)
Balance at beginning of period............     $          1,039    $       1,219        $        1,219     $         1,285
                                               ----------------    -------------        --------------     ---------------

Loans charged-off:
   Consumer...............................                  127              184                   120                 123
   Mortgage...............................                   37               29                    18                 120
                                               ----------------    -------------        --------------     ---------------

Total charge-offs.........................                  164              213                   138                 243
                                               ----------------    -------------        --------------     ---------------

Total recoveries..........................                  109               39                    11                  11
                                               ----------------    -------------        --------------     ---------------

Net loans charged-off.....................                   55              174                   127                 232
                                               ----------------    -------------        --------------     ---------------

Provision for possible loan losses........                  235              240                   120                 145
                                               ----------------    -------------        --------------     ---------------

Balance at end of period..................     $          1,219    $       1,285        $        1,212     $         1,198
                                               ================    =============        ==============     ===============

Ratio of net charge-offs to average
   loans outstanding during the period....                 0.05%            0.14%                 0.10%               0.18%
                                               ================    =============        ==============     ===============

         For further information and for an analysis of the Bank's allowances for loan and real estate losses, see Notes 3 and 5 of Notes to Consolidated Financial Statements.

INVESTMENT ACTIVITIES

         Interest income from cash deposits and securities generally provide the second largest source of income for the Bank after interest on loans and loan servicing fees and other fees. At December 31, 1996, the Bank's interest-bearing deposits and securities portfolio of approximately $7.4 million, excluding mortgage-backed securities, consisted primarily of interest-bearing bank deposits, U.S. government and agency obligations, corporate securities, and FHLB of Atlanta stock.

         It has generally been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements in order to shorten the maturities of the Bank's investment portfolio to enable the Bank to better match its short-term investments and interest rate sensitive savings deposit liabilities. The Bank also increases its liquidity by selling most of its fixed rate loans with maturities of greater than 10 years.

         On June 30, 1995, the Bank adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In adopting SFAS No. 115, securities have been classified as either trading, available for sale or held to maturity based on management's intent and ability. See Note 1 of Notes to Consolidated Financial Statements.

         The following table sets forth the carrying value of the Bank's investment securities and mortgage-backed securities at the dates indicated.

                                                                 At June 30,                  At December 31,
                                                      ----------------------------------    --------------------
                                                            1995             1996                  1996
                                                            ----             ----                  ----
                                                                           (In thousands)
Securities available for sale:
   U.S. Treasury securities......................     $        17,172   $        12,018     $      13,099
   U.S. Government and agency securities.........                 970             5,890             7,966
   Corporate securities..........................               7,952             7,006             1,005
   FHLB stock....................................               1,716             1,716             1,716
   Mortgage-backed securities....................              32,061            26,824            24,942
   Other securities..............................                 216               217               217
                                                      ---------------   ---------------     -------------
Total............................................     $        60,087   $        53,671     $      48,945
                                                      ===============   ===============     =============

         The following table sets forth the scheduled maturities, amortized cost, fair values and weighted average yields for the Bank's securities available for sale at December 31, 1996.

                                        One Year Or Less         After One Through Five Years   After Five Through Ten Years
                                        ----------------         ----------------------------   ----------------------------
                                  Amortized       Weighted       Amortized       Weighted        Amortized       Weighted
                                     Cost       Average Yield       Cost       Average Yield       Cost        Average Yield
                                     ----       -------------       ----       -------------       ----        -------------

U.S. Treasury securities......   $  3,017,660          5.7%     $ 10,023,622          6.1%     $          --           --%
U.S. government and agency....      1,000,000          5.0         6,997,968          6.2                 --           --
FHLB of Atlanta stock (3).....             --           --                --           --                 --           --
Corporate securities (1)......      1,006,960          5.4                --           --                 --           --
Other securities (2)..........          9,881          4.5                --           --            206,941          4.5
Mortgage-backed securities....             --           --                --           --            563,098          8.5
                                 ------------  -----------      ------------  -----------      -------------  -----------
Total.........................   $  5,034,501          5.5%     $ 17,021,590          6.1%     $     770,039          7.4%
                                 ============  ===========      ============  ===========      =============  ===========

                                          After Ten Years            Total
                                          ---------------            -----
                                    Amortized      Weighted        Amortized                      Weighted
                                      Cost       Average Yield       Cost        Fair Value     Average Yield
                                      ----       -------------       ----        ----------     -------------

U.S. Treasury securities......   $          --            --%    $ 13,041,282  $  13,098,936             6.0%
U.S. government and agency....              --            --        7,997,968      7,965,694             6.0
FHLB of Atlanta stock (3).....       1,715,800           7.3        1,715,800      1,715,800             7.3
Corporate securities (1)......              --            --        1,006,960      1,005,324             5.4
Other securities (2)..........              --            --          216,822        216,965             4.5
Mortgage-backed securities....      24,520,044           7.0       25,083,142     24,942,093             7.0
                                 -------------   -----------       ----------  -------------    ------------
Total.........................   $  26,235,844           7.0%    $ 49,061,974  $  48,944,812             6.7%
                                 =============   ===========     ============  =============    ============

                                                   (Footnotes on following page)

---------------
(1)  Corporate securities consists of corporate bonds.
(2) Other securities includes the Bank's investment in First General Lending Corporation (a 40% owned affiliate), at cost, of $120,819; and an interest investment in limited partnerships, at cost, of $86,122 whose sole purpose is to hold and operate real estate. The Bank has no loans to these real estate partnerships. These investments are not readily marketable.
(3) FHLB of Atlanta stock is an equity security. The amount of such stock held by the Bank is included under "After Ten Years" as the Bank is required to hold such stock as a FHLB of Atlanta member.

SUBSIDIARY ACTIVITIES

         FIRST GENERAL SERVICE(S) CORPORATION. First General Service(s) Corporation ("First General") was incorporated in August 1978, for the purpose of having an ownership interest in Savings and Loan Data Corporation, Cincinnati, Ohio, which provided on-line computer services to the Bank.

         In January 1984, First General established an office at 407-9th Avenue in Jasper, Alabama. At the same time, four employees from the Bank were transferred to First General for the purpose of servicing the Bank's loans. The scope of First General's activities included servicing, auditing and quality control of all loans originated by the Bank and by First General's 40% owned subsidiary, First General Lending Corporation. On June 30, 1990, all employees of First General, and property and equipment relating to loan servicing, were transferred to the Bank. At December 31, 1996, First General had total equity investments of $122,472, which included an investment in First General Lending Corporation of $120,819 and an investment in First General Insurance Agency of $1,653.

         FIRST GENERAL VENTURES CORPORATION. As of December 31, 1996, First General Ventures Corporation had a total investment in joint ventures of $86,123. The Bank believes that the market value of these investments is in excess of the book values. The assets of First General Land Corporation, one of the Bank's wholly-owned subsidiaries, were transferred to First General Ventures Corporation. First General Land Corporation was dissolved. As of December 31, 1996, the Bank had no loan commitments and does not presently intend to make loans to these joint ventures.

         FIRST GENERAL LENDING CORPORATION. The Bank, through First General Service(s) Corporation, also owns 40% of First General Lending Corporation, a mortgage origination concern with one office located in Birmingham, Alabama. The remaining 60% of First General Lending Corporation is owned by two individuals who oversee the company's operations. First General Lending Corporation originates single-family residential mortgage loans. The loans are underwritten to FHLMC and FNMA standards or investor standards if a third-party loan.

         The Bank issued a mortgage banking warehouse line of credit to First General Lending Corporation in April 1989. Currently, the limit is set at $1.3 million. This line of credit was issued at market rates and terms and may be used solely for the purpose of funding mortgage loans which have been pre-committed for sale to third parties. The line of credit is secured by the assignment of mortgages funded by First General Lending. Due to the nature and size of the line of credit, the Bank's loan committee reviews the activity, rates, terms and balance of this line of credit on a quarterly basis.

SOURCES OF FUNDS

         GENERAL. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, The Bank derives funds from loan principal repayments, advances from the FHLB of Atlanta and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer term basis for general business purposes.

         DEPOSITS. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including NOW accounts, non-interest bearing demand deposit accounts, money market accounts, regular savings accounts, term certificate accounts and retirement savings plans. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

         The Bank offers a full range of accounts including: passbook, money market, checking, individual retirement accounts ("IRAs") and certificate accounts. The deregulation of various federal controls on insured deposits has allowed the Bank to be more competitive in obtaining funds and given it more flexibility to alleviate the risk of net deposit outflows. While the deregulation of rates payable on deposits has allowed the Bank to be competitive in the acquisition and retention of funds, it has also resulted in a more volatile cost of funds.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a weekly basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and federal regulations.

         Marketing of the Bank's savings programs takes a number of different forms. All branch offices are provided with brochures which outline the rates and features of the Bank's various accounts. The Bank already offers most of the services provided by other savings and loans. These services include consumer and commercial loans, limited lines of credit, all types of checking and deposit accounts, and IRAs.

         As of December 31, 1996, the Bank's total deposits were $173.4 million.

         The following table indicates the amount of the Bank's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 1996.

                                                                        Certificates
                  Maturity Period                                       of Deposits
                  ---------------                                       -----------
                                                                       (In thousands)

                  Three months or less........................       $        16,586
                  Over three through six months...............                 1,141
                  Over six through twelve months..............                10,137
                  Over twelve months..........................                 8,898
                                                                     ---------------
                    Total.....................................       $        36,762
                                                                     ===============

         The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                                         Year Ended June 30,
                                                     ------------------------------------------------------------
                                                                 1995                           1996
                                                     -----------------------------   ----------------------------
                                                        Average        Average          Average        Average
                                                        Deposits         Rate           Deposits        Rate
                                                        --------         ----           --------        ----
                                                                       (Dollars in thousands)
Non-interest bearing demand deposits............     $      4,104        0.0%       $      4,755         0.0%
Interest bearing demand deposits................           20,570        2.8              19,572         2.9
Savings deposits................................           19,676        2.8              18,257         2.7
Time deposits...................................          109,894        5.0             122,065         5.7
                                                     ------------    -------         -----------     -------
   Total deposits...............................     $    154,244        4.3%       $    164,649         4.9%
                                                     ============    =======         ===========     =======

                                                   (Continued on following page)



                                                     Six Months Ended December 31,
                                               ---------------------------------------------
                                                       1995                    1996
                                               --------------------    ---------------------
                                               Average      Average    Average       Average
                                               Deposits      Rate      Deposits       Rate
                                               --------      ----      --------       ----
                                                                       (Dollars in thousands)
Non-interest bearing demand deposits .......   $  4,804        0.0%   $  5,594        0.0%
Interest bearing demand deposits ...........     19,841        2.8      22,876        2.7
Savings deposits ...........................     18,576        2.7      18,231        2.8
Time deposits ..............................    118,584        5.7     123,722        5.8
                                               --------   --------    --------   --------
   Total deposits ..........................   $161,805        5.0%   $170,423        4.9%
                                               ========   ========    ========   ========

         For further information, see Note 6 of Notes to Consolidated Financial Statements.

         BORROWINGS. The Bank relies upon deposits and loan repayments and sales as its major sources of funds. However, the Bank makes use of FHLB advances to expand its lending and short-term investment activities and to meet depositor withdrawals. Advances have been used to supplement deposit flows and are particularly used when the Bank determines that it can profitably invest the advances over their term.

         The following table sets forth certain information regarding the Bank's short-term borrowings at the dates and for the periods indicated:

                                                                        At or for the        At or for the Six Months
                                                                     Year Ended June 30,        Ended December 31,
                                                                    ---------------------   -------------------------
                                                                     1995            1996             1996
                                                                     ----            ----             ----
                                                                              (Dollars in thousands)
Amounts outstanding at end of period:
   FHLB of Atlanta advances ................................        $15,000         $    --         $   --
Weighted average rate paid at period end:
   FHLB advances ...........................................           6.76%             --%            --%

Maximum amount of borrowings outstanding at any
   month end:
   FHLB advances ...........................................        $18,000         $15,100         $3,000

Approximate average amounts outstanding for period:
   FHLB advances ...........................................        $13,006         $ 6,620         $  249
Approximate weighted average rate paid during
   period (1):
   FHLB advances ...........................................           5.97%           5.96%          2.84%


(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

         For further information on the Bank's borrowings, see Note 7 of Notes to Consolidated Financial Statements.

SELECTED FINANCIAL RATIOS

         The following table sets forth selected financial ratios of the Bank for the periods indicated:

                                                          Year Ended June 30,               Six Months Ended December 31,
                                                   ------------------------------      ----------------------------------
                                                         1995            1996                  1995              1996
                                                         ----            ----                  ----              ----

Return on Assets (Net Income Divided By
Average Total Assets) (1)...................              0.7%            0.9%                  0.8%             0.2%
Return on Equity (Net Income Divided By
   Average Equity) (1)......................              8.7%           11.0%                 11.4%             2.6%
Equity-to-Assets Ratio (Average Equity
   Divided By Average Total Assets).........              7.7%            8.2%                  7.7%             7.6%
Dividend Payout Ratio (Dividends
   Declared Per Share Divided By Net
   Income Per Share)........................             51.8%           39.1%                 38.3%           171.4%


(1) Ratios have been annualized for the six-month periods ended December 31, 1996 and 1995.

LIQUIDITY AND RATE SENSITIVITY

         The following table sets forth the maturity distribution of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 1996, the Bank's interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the Bank's cumulative interest rate sensitivity gap, the ratio of interest-earning assets to interest-bearing liabilities, and the Bank's cumulative interest rate sensitivity gap ratio.

                                                        Over One        Over Five
                                        One Year        Through          Through           Over
                                        or Less        Five Years       Ten Years        Ten Years        Total
                                        -------        ----------       ---------        ---------        -----
                                                                 (Dollars in thousands)
Interest-Earning Assets: (1)
   Loans.......................      $     31,323    $     29,747    $     13,575      $     56,608   $    131,253
   Securities..................             5,034          17,022             563            26,326         48,945
Other assets...................             3,869              --              --                --          3,869
                                     ------------    ------------    ------------      ------------   ------------
     Total.....................      $     40,226    $     46,769    $     14,138      $     82,934   $    184,067
                                     ============    ============    ============      ============   ============

Interest-Bearing Liabilities:(2)
   Deposits....................      $    134,817    $     36,085    $      2,184      $         --   $    173,086
   Borrowings..................               120             580           1,020             2,030          3,750
                                     ------------    ------------    ------------      ------------   ------------
     Total.....................      $    134,937    $     36,665    $      3,204      $      2,030   $    176,836
                                     ============    ============    ============      ============   ============

Interest Sensitivity Gap.......      $    (94,711)   $     10,104    $     10,934      $     80,904   $      7,231
                                     ============    ============    ============      ============   ============
Cumulative Interest Sensitivity
   Gap.........................      $    (94,711)   $    (84,607)   $    (73,673)     $      7,231   $      7,231
                                     ============    ============    ============      ============   ============

(1) Fixed-rate loans are distributed based on their contractual maturity adjusted for projected or anticipated prepayments, and variable rate loans are distributed based on the interest rate reset date and contractual maturity adjusted for prepayments. Loan run-off and repricing assumes a constant prepayment rate based on coupon rate and maturity.
(2) Passbook savings and demand deposits are presented in the earliest repricing period since amounts in these accounts are subject to withdrawal on demand. Savings certificates are distributed assuming no withdrawal prior to maturity.

RATE/VOLUME ANALYSIS

         The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. The calculations are based on average month end balances during the respective periods. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rates (change in rate multiplied by old volume). Changes in rate-volume (change in rate multiplied by the change in volume) have been allocated to the volume and rate changes based upon the pro-rata amount that rate and volume are to their total change, before allocation of the rate/volume amount.

                                                  Year ended June 30                        Year Ended June 30,
                                                    1994 vs. 1995                              1995 vs. 1996
                                                 Increase (Decrease)                        Increase (Decrease)
                                                 -------------------                        -------------------
                                          Volume         Rate         Total         Volume         Rate          Total
                                          ------         ----         -----         ------         ----          -----

Interest Income....................    $      823    $      597    $    1,420    $      660    $      924    $     1,584
Loans..............................           (78)           (4)          (82)       (1,386)          248    $    (1,138)
Securities held to maturity........            40            89           129           825            74    $       899
Securities available for sale......            71            16            87           201            (4)   $       197
                                       ----------    ----------    ----------    ----------    ----------    -----------
Other interest-earning assets......    $      856    $      698    $    1,554    $      300    $     1,242   $     1,542
                                       ==========    ==========    ==========    ==========    ===========   ===========
Total interest earning assets......

Interest Expense:
Deposits...........................    $      153    $      587    $      740         $ 384    $     1,059   $     1,443
Borrowed Funds.....................           484           150           634          (542)           157          (385)
                                       ----------    ----------    ----------    ----------    -----------   ----------
Total interest-bearing liabilities.    $      637    $      737    $    1,374    $     (158)   $     1,216   $     1,058
                                       ==========    ==========    ==========    ==========    ===========   ===========

                                             Six Months Ended December 31,
                                                     1995 vs. 1996
                                                  Increase (Decrease)
                                                  -------------------
                                          Volume         Rate          Total
                                          ------         ----          -----

Interest Income....................    $      239    $       18    $      257
Loans..............................        (1,082)           --    $   (1,082)
Securities held to maturity........           790           146    $      936
Securities available for sale......           (76)           (5)   $      (81)
                                       ----------    ----------    ----------
Other interest-earning assets......    $     (129)   $      159    $       30
                                       ==========    ==========    ==========
Total interest earning assets......

Interest Expense:
Deposits...........................    $      210    $      (45)   $      165
Borrowed Funds.....................          (307)           (1)   $     (308)
                                       ----------    ----------    ----------
Total interest-bearing liabilities.    $      (97)   $      (46)   $     (143)
                                       ==========    ==========    ==========

COMPETITION

         The Bank faces strong competition in its primary market area for the attraction and retention of deposits and in the origination of loans. The Bank's most direct competition for deposits has historically come from other thrift institutions and from commercial banks located in its primary market area. However, in recent years the Bank has had significant competition from money market mutual funds and other sources which are not subject to federal interest rate limitations. The Bank's competition for real estate loans comes principally from other thrift institutions, commercial banks, mortgage banking companies, insurance companies and other institutional lenders.

         The Bank competes for loans through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers, and home builders. It competes for deposits by offering a wide variety of accounts, convenient branch locations, tax-deferred retirement programs, and other miscellaneous services.

REGULATION, SUPERVISION AND GOVERNMENTAL POLICY

         On January 31, 1997, the Bank converted from a federal savings bank chartered under the laws of the United States to a commercial bank chartered under the laws of the State of Alabama and, immediately thereafter, completed its internal reorganization into a bank holding company structure as a result of which it became the wholly owned subsidiary of the Holding Company. The following is a brief summary of certain statutes, rules and regulations affecting the Holding Company and the Bank. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

         Bank Holding Company Regulation. The Holding Company is registered as a bank holding company under the Holding Company Act and, as such, subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("FRB"). A bank holding company is required to furnish to the FRB annual and quarterly reports of its operations and to furnish such additional information as the FRB may require pursuant to the Holding Company Act. The Holding Company is also subject to regular examination by the FRB.

         Under the Holding Company Act, a bank holding company must obtain the prior approval of the FRB before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

         The Holding Company Act, as amended by the Riegle-Neal Act, generally permits the FRB to approve interstate bank acquisitions by bank holding companies without regard to any prohibitions of state law. See "Competition".

         Under the Holding Company Act, any company must obtain approval of the FRB prior to acquiring control of the Holding Company or the Bank. For purposes of the Holding Company Act, "control" is defined as ownership of more than 25% of any class of voting securities of the Holding Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Holding Company or the Bank.

         The Change in Bank Control Act and the regulations of the FRB thereunder require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the FRB before such person or persons may acquire control of the Holding Company the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

         The Holding Company Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The non-bank activities of the Holding Company are subject to these legal and regulatory limitations under the Holding Company Act and the FRB's regulations thereunder. Notwithstanding the FRB's prior approval of specific nonbanking activities, the FRB has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

         The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "--Capital Requirements."

         The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

         Bank Regulation. As an Alabama banking institution, the Bank is subject to regulation, supervision and regular examination by the Banking Department. Furthermore, as a state bank that is not a member of the Federal Reserve System (a "state nonmember bank"), the Bank is subject to regulation, supervision and regular examination by the FDIC under the applicable provisions of the Federal Deposit Insurance Act and the FDIC's regulations. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor). Alabama and federal banking laws and regulations control, among other things, the Bank's required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of the Bank's operations.

         The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the SAIF. The FDIC has established a risk-based deposit insurance assessment system for insured depository institutions, under which insured institutions are assigned assessment risk classifications based upon capital levels and supervisory evaluations.

         In 1995 and 1996, institutions with SAIF-assessable deposits, like the Bank, were required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund (the "BIF"). In order to recapitalize the SAIF and to address the insurance premium disparity, the recently enacted Deposit Funds Insurance Act of 1996 (the "1996 Act") authorized the FDIC to impose a one-time special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF to the statutorily designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points per $100 of each institution's SAIF-assessable deposits as of March 31, 1995.

          In view of the recapitalization of the SAIF, the FDIC set the effective insurance assessment rates payable by SAIF-insured institutions for the first half of 1997 at zero to 27 basis points, depending on an individual institution's risk classification. In addition, SAIF-insured institutions will be required, until December 31, 1999, to pay assessments to the FDIC at the annual rate of 6.6 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks will be assessed for payment of the FICO obligations at the annual rate of 1.3 basis points. After December 31, 1999, BIF and SAIF member institutions will be assessed at the same rate for the FICO obligations.

         The 1996 Act also provides that the FDIC may not assess regular insurance assessments for the SAIF unless required to maintain or to achieve the designated reserve ratio of 1.25%, except for such assessments on those institutions that are not classified as "well-capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. As of December 31, 1996, the Bank was classified as "well-capitalized."

         Under Alabama law, the approval of the Banking Department is required if the total of all the dividends declared by the Bank in any calendar year exceeds the Bank's net income as defined for that year combined with its retained net income for the preceding two calendar years.

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including the FDIC's capital adequacy guidelines for state non-member banks. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. See "--Capital Requirements."

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the federal bank regulatory agencies to prescribe, by regulation, non-capital safety and soundness standards for all insured depository institutions and depository institution holding companies. The FDIC and the other federal banking agencies have adopted guidelines prescribing safety and soundness standards pursuant to FDICIA. The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general the guidelines require, among other things, the maintenance of appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, pursuant to FDICIA, the FDIC and the other banking agencies have proposed guidelines for asset quality and earnings standards. Under the proposed standards, a bank would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

         Supervision, regulation and examination of the Holding Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of Holding Company stock or of the Holding Company as the holder of the stock of the Bank.

         Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies, and the FDIC has promulgated substantially similar capital adequacy regulations for state non-member banks. These capital regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

         The regulations of the FRB and the FDIC require bank holding companies and state non-member banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

         The risk-based capital rules of the FRB and the FDIC require bank holding companies and state non-member banks, respectively, to maintain minimum regulatory capital levels based upon a weighing of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less intangible assets, primarily goodwill. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock. The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets.

         The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital will be limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital will be limited. In addition, the risk-based capital regulations limit the allowance for loan losses includable as capital to 1.25% of total risk-weighted assets.

         Under FDICIA, the federal banking agencies were required to revise their risk-based capital standards to ensure that such standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities. The FRB, the FDIC and the other banking agencies have amended the risk-based capital standards to take account of a bank's concentration of credit risk, the risk of nontraditional activities, and a bank's exposure to declines in the economic value of its capital resulting from changes in interest rates. The revised capital guidelines do not, however, codify a measurement framework for assessing the level of a bank's interest rate exposure. The FRB, the FDIC and the other banking agencies have adopted a joint policy statement requiring that banks adopt comprehensive policies and procedures for managing interest rate risk and setting forth general standards for such internal policies.

         The FDIC has issued final regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under such regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the regulations of the FDIC. As of December 31, 1996, the Bank would have been categorized as "well-capitalized" by the FDIC.

         Effects of Governmental Policy. The earnings and business of BancTrust and Peoples Bank have been and will be affected by the policies of various regulatory authorities of the United States, particularly the FRB. Important functions of the FRB, in addition to those enumerated above, include the regulation of the supply of money in light of general economic conditions within the United States. The instruments of monetary policy employed by the FRB for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on interest-earning assets.

         Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by the Bank on its deposits and its other borrowings and the interest received by the Bank on loans extended to customers and securities held in its investment portfolios comprises the major portion of the Bank's earnings. The earnings and gross income of the Bank thus have been and will be subject to the influence of economic conditions generally, both domestic and foreign, and also to monetary and fiscal policies of the United States and its agencies, particularly the FRB. The nature and timing of any future changes in such policies and their impact on Peoples Bank are not predictable.

EMPLOYEES

         As of December 31, 1996, the Bank had 82 full-time and 18 part-time employees.

         The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position                                    Business Experience
----------------------                                    -------------------
Robert B. Nolen, Jr., 37 -                                Mr. Nolen joined the Bank in 1987 as First
President of the Holding                                  Vice President, Chief Financial Officer and
Company and theBank                                       Treasurer. Effective July 1, 1994, Mr. Nolen
                                                          was appointed President and Chief Executive
                                                          Officer of the Bank. As President of each of
                                                          the Holding Company and Bank, Mr. Nolen is
                                                          responsible for ensuring that the overall
                                                          operations of the Holding Company and the
                                                          Bank are carried out in accordance with the
                                                          policies and procedures of the Board of
                                                          Directors.


Mary Jo Gunter, 43 -                                      Ms. Gunter joined the Bank in September 1976
Vice President of the                                     and has served in various lending related
Holding Company and Senior                                positions within the Bank. She is
Vice President - Banking Services                         responsible for branch operations,
of the Bank.                                              personnel, loan servicing and other customer
                                                          service areas.



ITEM 2.  PROPERTIES

         The Bank has 5 offices located in central and northwestern Alabama. The following discussion provides relevant information on these offices.

Home Office
1811 2nd Avenue
Jasper, Alabama  35501

         In 1984, the Bank purchased a four-story, 38,000 square foot building at this location for $1,650,000. Following remodeling at a cost of $981,000, the Bank moved its headquarters to this location in 1987. The Bank currently occupies three floors in this building and leases two floors to the Alabama Surface Mining Commission. The net book value at December 31, 1996 was $2,131,183.

Jasper Mall Branch
U.S. Highway 78 and Mallway
Jasper, Alabama  35501

         This branch was opened in March 1982. The total investment in the property was $383,006 and the net book value at June 30, 1996 was $254,709. The total square footage of the branch is 1,800 square feet. The Bank owns the building and leases the property from an affiliate of the Bank. The term of the lease is 35 years, and will terminate in September 2017. The rental for the year ended June 30, 1996 and the six months ended December 31, 1996 was $20,329 and $11,931, respectively.

Haleyville Branch
1012 20th Street
Haleyville, Alabama  35565

         The Haleyville Branch was acquired in a merger of First Federal Savings and Loan Bank of Haleyville, Alabama with the Bank effective October 1983. The total square footage is 3,100 sq. ft. The Bank leases the building and property from an affiliate of the Bank. The term of the lease is 25 years, terminating May 31, 2008. The annual rental is adjusted on February 1st of each year. The rental for the year ended June 30, 1996 and the six months ended December 31, 1996 was $23,514 and $10,152, respectively.

Sumiton Branch
U.S. Highway & Bryan Road
Sumiton, Alabama  35148

         The office was opened in February 1976. The total investment in the property was $263,260 and the net book value at June 30, 1996 was $127,446. The total square footage is 1,000 square feet. The Bank owns the building and leases the property. The initial lease effective July 1, 1975 provided a term of 10 years with the option to renew for two successive periods of 5 years each. During fiscal 1992, an amendment to the lease was executed to provide the Bank with the options of four additional 5 year extensions to the lease. The rental for the year ended June 30, 1996 and the six months ended December 31, 1996 was $8,030 and $4,434, respectively.

Birmingham South
701 Montgomery Highway
Birmingham, Alabama  35203

         This office was opened in October 1991 in rented space previously utilized as an agency office of the Bank. A five-year lease with two five-year renewal options was entered into during October 1992, for office space at 701 Montgomery Highway. The total square footage of this office facility is 3,106. The rental for the year ended June 30, 1996 and the six months ended December 31, 1996 was $31,697 and $16,321, respectively.

Administrative Office
312 West 18th Street
Jasper, Alabama  35501

         This office was opened in March 1960. In June 1987 it was remodeled from the home office of the Bank to the Bank's administrative office. The total investment in the property was $490,789 and the net book value at June 30, 1996 was $379,722. The total square footage of this office is 7,000 square feet. The Bank owns the building and leases the land from an affiliate of the Bank. The term of the lease is 10 years, and will terminate December 31, 1996. The annual rental for fiscal 1995 was $12,600. The lease provides four additional options to renew for 5 years each. The Bank has been granted right of first refusal on the purchase of the land on which the building stands.

         On August 17, 1994, the Bank agreed to sublease this building to SouthTrust Bank of Walker County. The initial term of this sublease extends until December 31, 2001. The Bank has also extended to SouthTrust Bank the option to renew the sublease for three additional terms of five years each.

         For further information on the Bank's lease commitments, see Note 4 of Notes to Consolidated Financial Statements.

         The total net book value of the Bank's investment in premises and equipment was $5,176,991 at December 31, 1996. See Note 4 of Notes to Consolidated Financial Statements for further information.

ITEM 3.  LEGAL PROCEEDINGS

         On October 27, 1993, a suit was initiated in the Circuit Court for Walker County, Alabama by one customer who alleged that the Bank improperly charged his account for insufficient funds. The plaintiff also alleged that he represented a class composed of both current and past customers of the Bank. The Bank denied the material allegations of the plaintiff's complaint. Despite the fact that no discovery had been taken, the Court set the matter for preliminary injunction, summary judgment, class action certification and other matters on January 25, 1994. Notwithstanding, on January 28, 1994, the Court ordered that the suit proceed as a class action but did not rule on the validity and truthfulness of the allegations in the complaint. The Bank filed a motion for the Circuit Court Judge to recuse himself, which was refused. Additionally, on motion of the plaintiff's attorney, the Judge disqualified the Bank's attorneys from further representation of the Bank in this litigation. The Circuit Court then entered a Scheduling Order resulting in a trial setting in September 1994. The Bank appealed the rulings of the Circuit Court to the Alabama Supreme Court. The Alabama Supreme Court subsequently stayed all orders of the Circuit Court pending its review of all matters before it. No date has been set for a ruling by the Supreme Court on the Bank's pending motions. There has been no substantive change in the status of this lawsuit since June 30, 1994.

         Three suits are currently pending against the Bank in the Circuit Court for Walker County, Alabama which involve the sale of credit life insurance - Rhonda Hood vs. First Federal of Alabama, Patricia Green vs. First Federal of Alabama, and Dutton vs. First Federal of Alabama. The oldest of these cases, Dutton, was initiated in 1994 and has never been considered by the Bank to be material to its business or financial condition. The most recent cases, Hood and Green, were initiated on January 18, 1996 and January 23, 1996, respectively, and allege overcharging for credit life insurance, as well as misrepresentations regarding splitting of the commission or premium between the Bank and the insurance company with which it dealt. In the event a settlement is not effected in the Hood and Green cases, the Bank anticipates that each of the plaintiffs therein will allege that the plaintiff represents a class composed of customers of the Bank. No amount of compensatory or punitive damages has been claimed in the Hood and Green cases.

         In addition to the litigation noted above, the Bank is from time to time subject to routine litigation incidental to its business. Such litigation may include alleged compensatory and punitive damages. In recent years in the State of Alabama many complaints have been filed which ultimately seek punitive damage awards in amounts that bear little or no relation to actual damages. In some of these cases, juries have awarded large punitive damage awards to the plaintiffs.

         Although it is not possible to determine with any certainty at this point in time the potential exposures related to damages in connection with any pending litigation against the Bank, it is the opinion of management, based upon consultation with legal counsel, that the ultimate resolution of all pending litigation against the Bank will not have a materially adverse effect on the Bank's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 18, 1996, the Bank held its Annual Meeting of Stockholders at which the following matters were voted on:

Proposal I - Election of Directors

                  NOMINEES                                       FOR            WITHHOLD
                  --------                                     -------          --------

                  O.H. Brown (three-year term)                 579,434            1,000
                  Sam W. Murphy (three-year term)              579,434            1,000
                  J.T. Waggoner (three-year term)              579,434            1,000
                  James M. Cannon (two-year term)              579,434            1,000

         The terms of directors Carlton Mayhall, Jr., Robert B. Nolen, Jr., Max
W. Perdue, Al H. Simmons, Greg Batchelor and Melvin R. Kacharos continued after the Annual Meeting.

Proposal II - Ratification of appointment of Arthur Andersen LLP as the Bank's independent auditors for the 1997 fiscal year.

                              FOR             AGAINST           ABSTAIN
                            -------           -------           -------

                            578,934              0               1,500

         There were no broker no votes.

         On January 29, 1997, the Bank held a Special Meeting of Stockholders at which the following matters were voted on:

Proposal I - Approval of both the conversion of the Bank to an
             Alabama-chartered commercial bank and the reorganization of the converted Bank into the holding company form of ownership.

                              FOR           AGAINST           ABSTAIN
                            -------         -------           -------

                            503,698          3,298             1,715

Proposal II - Approval of the Pinnacle Bank 1996 Stock Option and Incentive
              Plan.

                              FOR           AGAINST           ABSTAIN
                            -------         -------           -------

                            474,812           30,494            3,405

         There were no broker no votes.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The information contained under the section captioned "Market Price and Dividend Information" in the Bank's Annual Report to Stockholders for the period ended December 31, 1996 (the "Annual Report"), is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements contained in the Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         For information concerning the Board of Directors of the Holding Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Holding Company's definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement"), is incorporated herein by reference. For information concerning the executive officers of the Holding Company, see "Item 1. Business -- Executive Officers of the Registrant," which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)    Security Ownership of Certain Beneficial Owners

                Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

         (b)    Security Ownership of Management

                Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors" of the Proxy Statement.

         (c)    Changes in Control

                Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change of control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

                                     PART IV

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K

         (a)      Documents Filed as Part of Form 10-KSB

                  1.       Report of Independent Public Accountants*

                  2.       Consolidated Financial Statements*

                           (a) Consolidated Statements of Financial Condition at June 30, 1996 and December 31, 1996.

                           (b) Consolidated Statements of Operations for the years ended June 30, 1995 and 1996 and the six months ended December 31, 1995 (unaudited) and 1996.

                           (c) Consolidated Statements of Stockholders' Equity for the years ended June 30, 1995 and 1996 and the six months ended December 31, 1995 (unaudited) and 1996.

                           (d) Consolidated Statements of Cash Flows for the years ended June 30, 1995 and 1996 and the six months ended December 31, 1995 (unaudited) and 1996.

                           (e)      Notes to Consolidated Financial Statements

                           All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

                  3.       Exhibits

                  3.1      Certificate of Incorporation

                  3.2      Bylaws

                  4        Form of Stock Certificate

                  10.1 Employment Agreement between the Registrant and Robert B. Nolen, Jr. - Incorporated by reference to
                           Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-11495)

                  10.2 Pinnacle Bank 1996 Stock Option and Incentive Plan - Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (File No. 333-11495)

                  13 Annual Report to Stockholders for the period ended December 31, 1996. Except for the portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed "filed" as part of this Report.

                  22       Subsidiaries

                  27       Financial Data Schedule (for SEC use only)

         (b)      Not applicable.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PINNACLE BANCSHARES, INC.


Date:  April 15, 1997                    By:    /s/ Robert B. Nolen, Jr.
                                                ------------------------
                                                Robert B. Nolen, Jr., President
                                                (Duly Authorized Representative)

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Robert B. Nolen, Jr.                               By:
       -------------------------------------                         --------------------
       Robert B. Nolen, Jr.                                          James W. Cannon
       President and Chief Executive Officer                         Director
       (Principal Executive Officer, Principal
       Financial Officer and Principal Accounting
       Officer)

Date:  April 15, 1997                                         Date:

By:    /s/ Albert H. Simmons                                  By:    /s/ Max W. Perdue
       -------------------------------------                         ---------------------
       Albert H. Simmons                                             Max W. Perdue
       Chairman of the Board                                         Director

Date:  April 15, 1997                                         Date:  April 15, 1997

By:    /s/ O. H. Brown                                        By:    /s/ Greg Batchelor
       -------------------------------------                         --------------------
       O. H. Brown                                                   Greg Batchelor
       Director                                                      Director

Date:  April 15, 1997                                         Date:  April 15, 1997

By:                                                           By:    /s/ Melvin R. Kacharos
       -------------------------------------                         ----------------------
       Sam W. Murphy                                                 Melvin R. Kacharos
       Director                                                      Director

Date:                                                         Date:  April 15, 1997

By:     /s/ Carlton Mayhall, Jr.                              By:    /s/ J. T. Waggoner
       -------------------------------------                         --------------------
       Carlton Mayhall, Jr.                                          J. T. Waggoner
       Director                                                      Director

Date:  April 15, 1997                                         Date:  April 15, 1997

