Form 10QSB
period 1997-03-31
PINNACLE BANCSHARES INC
filed 1997-05-15
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                               -------------    ------------

Commission file number 1-12707

                           Pinnacle Bancshares, Inc.
--------------------------------------------------------------------------------
         (Exact Name of Small Business Issuer as Specified in Its Charter)


            Delaware                                         72-1370314
-------------------------------                           ----------------
(State or Other Jurisdiction of                           (I.R.S. Employer)
Incorporation or Organization)                            Identification No.)


                 1811 Second Avenue, Jasper, Alabama 35502-1388
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (205) 221-4111
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No
    ----------         ---------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 889,823

         Transitional Small Business Disclosure Format (check one):

Yes               No       X
    ----------        ----------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                December 31,        March 31,
                                                                    1996              1997
                                                                -------------     -------------
ASSETS
 Cash on hand and in banks                                      $   2,879,396     $   3,600,999
 Interest-bearing deposits at other banks                           3,868,664         3,084,064
 Securities available for sale                                     48,944,812        47,633,063
                                                                -------------     -------------
                                                                   55,692,872        54,318,126

Loans receivable, net                                             129,857,656       135,284,759
Loans held for sale (fair value $1,428,742 and $1,462,882
    at December 31, 1996 and March 31, 1997, respectively)          1,428,742         1,462,882
Real estate owned                                                   1,010,340         1,023,833
Premises and equipment, net                                         5,176,990         5,298,636
Other  assets                                                       2,335,776         2,213,969
                                                                -------------     -------------
                                                                $ 195,502,376     $ 199,602,205
                                                                -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                          173,407,101       177,847,147
Borrowed funds                                                      3,750,000         3,640,000
Official checks outstanding                                         1,675,929         1,247,203
Other liabilities                                                   1,384,646         1,424,697
                                                                -------------     -------------
                                                                  180,217,676       184,159,047
                                                                -------------     -------------

STOCKHOLDERS' EQUITY
Preferred stock, par $.01 per share, no shares issued,
    100,000 authorized                                                      0                 0
Common stock, par $.01 per share, 889,824 and
    889,823 outstanding, 10,000,000 and 2,400,000 authorized            9,320             8,898
Additional paid-in capital                                          8,376,037         8,031,142
Treasury stock, at cost, 42,176 shares at December 31, 1996          (345,317)                0
Retained earnings                                                   7,315,182         7,640,083
Unrealized loss on securities for sale, net                           (70,522)         (236,965)
                                                                -------------     -------------
                                                                   15,284,700        15,443,158
                                                                -------------     -------------
                                                                $ 195,502,376     $ 199,602,205
                                                                -------------     -------------

See accompanying notes to consolidated financial statements.

                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS

                                                         Three months Ended
                                                              March 31,
                                                         ------------------
                                                         1996          1997
                                                         ----          ----
                                                            (unaudited)
INTEREST REVENUE:
Interest on Loans                                     $2,702,772    $2,997,638
Interest on securities held to maturity                  503,410          --
Interest and dividends on securities                     351,606       777,649
Other interest                                            94,921        75,284
                                                      ----------    ----------
                                                       3,652,709     3,850,571
                                                      ----------    ----------
INTEREST EXPENSE:
Interest on deposits                                   2,004,599     2,132,471
Interest on borrowed funds                               132,331        51,829
                                                      ----------    ----------

Net interest income before provision for               2,136,930     2,184,300
                                                      ----------    ----------
     loan losses                                       1,515,779     1,666,271
Provision for losses on loans                             60,000        75,000
                                                      ----------    ----------

Net  interest income after provision for
    losses on loans                                    1,455,779     1,591,271
                                                      ----------    ----------
NONINTEREST INCOME
Fees and service charges on                              159,795       152,253
Real estate operations, net                               38,185        35,141
Net gain (loss) on sale of:
   Loans                                                  77,293        69,849
  Other Income                                            76,910        60,750
                                                      ----------    ----------
                                                         352,183       317,993
                                                      ----------    ----------

NONINTEREST EXPENSE
Compensation and benefits                                545,244       599,946
Occupancy                                                247,384       265,223
FDIC insurance                                            92,278         6,074
Marketing and professional                               132,986        33,297
Other                                                    208,445       203,599
                                                      ----------    ----------
                                                       1,226,337     1,108,139
                                                      ----------    ----------
Earnings before income tax expense                       581,625       801,125
Income Tax expense                                       221,304       298,796
                                                      ----------    ----------
Net earnings                                          $  360,321    $  502,329
                                                      ----------    ----------
Net earnings per share                                $     0.41    $     .056
Cash dividend per share                               $     0.18    $     0.20
                                                      ----------    ----------
Weighted average shares outstanding                      889,824       889,823
                                                      ----------    ----------

See accompanying notes to consolidated financial statements.

                            PINNACLE BANCSHARES, INC,
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                        1996              1997
                                                                        ----              ----
CASH FLOW PROVIDED BY OPERATING ACTIVITIES:                                 (unaudited)
Net earnings                                                       $    360,321     $    502,329
Adjustments to reconcile earnings to net cash flows
provided by operating activities:
  Depreciation                                                          118,057          122,344
  Provision for losses on loans                                          60,000           75,000
 Net (gain) loss on sale of:
  Loans held for sale                                                   (67,570)         (69,849)
Amortization, net                                                       164,919           60,724
Proceeds from sale of  loans                                         11,017,260        9,057,577
Loans originated for sale                                           (10,432,406)      (9,091,717)
(Decrease) increase in other assets                                      80,027         (121,807)
(Increase) decrease in other liabilities                               (896,906)         (40,051)
                                                                   ------------     ------------
    Net cash provided by (used in) operating activities                 403,702          494,550
                                                                   ------------     ------------
CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES:
 Principal collected on loans and securities                         30,114,959       20,210,455
Loans originated for portfolio                                      (17,610,630)     (23,731,621
Loans purchased for portfolio                                          (594,000)            --
(Increase) decrease in interest-bearing deposits at other banks      (4,702,141)        (784,600)
 Proceeds from sale of securities                                     6,169,750          196,000
 Proceeds from purchase of securities                                (5,031,000)            --
 Proceeds from sale of securities                                      (239,934)      (1,113,340)
 Proceeds from sale of fixed assets                                        --            869,351
                                                                   ------------     ------------
    Net cash provided by (used in) investing activities               8,107,004       (4,353,755)
                                                                   ------------     ------------
CASH FLOW USED IN FINANCING ACTIVITIES:
Net (increase) decrease in passbook, NOW and money market
  deposit accounts                                                   (1,275,920)       1,782,627
 Proceeds from sales of time deposits                                 7,799,348        9,368,146
 Payments from maturing time deposits                                (5,560,483)      (6,710,726)
 Payments on borrowed funds                                         (10,100,000)        (110,000)
 Increase (decrease) in official checks                                 592,547          428,726
Payments of dividends                                                  (160,168)        (177,965)
                                                                   ------------     ------------
    Net cash provided by (used in) financing activities              (8,704,676)       4,580,808
                                                                   ------------     ------------
NET (INCREASE) DECREASE IN CASH                                        (193,970)         721,603
CASH AT BEGINNING OF PERIOD                                           2,512,007        2,879,396
                                                                   ------------     ------------
CASH AT END OF PERIOD                                                 2,318,037        3,600,999
                                                                   ------------     ------------
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits and borrowed funds             2,003,295        1,965,358
Cash payments for income taxes                                           75,000           85,000
Real estate acquired through foreclosure                                 63,061        1,023,833

See accompanying notes to consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Pinnacle Bancshares Inc., and the wholly owned subsidiary Pinnacle Bank and its wholly owned subsidiaries First General Service(s) Corporation, and First General Ventures Corporation. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three month period ending March 31, 1997, are not necessarily indicative of the results of operations which may be expected for the entire year.

These condensed Financial Statements should be read in conjunction with the Financial Statements and the notes thereto included in the Company's annual report on Form 10KSB for the year ended December 31, 1996. The accounting policies followed by the company are set forth in the summary of Significant Accounting Policies in the Company's Financial Statements.

2.  CONVERSION AND REORGANIZATION:

On January 29, 1997, the stockholders of the Bank approved the conversion of the Bank from a federal stock savings bank to an Alabama-chartered commercial bank and the reorganization of the converted Bank into the holding company form of ownership by approving an Agreement and Plan of Conversion and Reorganization, pursuant to which the converted bank subsidiary of Pinnacle Bancshares, Inc., a Delaware corporation (the "Holding Company"), and each outstanding share of common stock of the Bank was converted into one share of common stock of the Holding Company. The fiscal year of the Holding company and the converted Bank ends on December 31, of each year.

3. NEW ACCOUNTING  STANDARD:

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No.15, Earnings per share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The company will adopt the Statement at fiscal year-end 1997. Basic and diluted earnings per share under SFAS #128 would be identical to earnings per share as presented in the financial statements.

4.  LITIGATION:

The Bank is currently a defendant in litigations arising in the normal course of business. Although it is not possible to determine with any certainty at this point the potential exposure related to damages in connection with any pending or threatened litigations against the Bank, it is the opinion of management, based upon consultation with legal council, that the ultimate resolutions of all pending litigation against the Bank will not have a materially adverse effect on the Bank's financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION

                   PINNACLE BANCSHARES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


CONVERSION AND REORGANIZATION: On January 29, 1997, the stockholders of Pinnacle Bank (the "Bank") approved both the conversion of the Bank from a federal stock savings bank to an Alabama-chartered commercial bank and the reorganization of the converted Bank into the holding company form of ownership by approving an Agreement and Plan of Conversion and Reorganization, pursuant to which the converted Bank became a wholly-owned commercial bank subsidiary of Pinnacle Bancshares, Inc., a Delaware corporation (the "Holding Company"), and each outstanding share of common stock of the Bank was converted into one share of the common stock of the Holding Company. The conversion and reorganization were consummated on January 31, 1997. The fiscal year of the Holding Company and the converted Bank ends on December 31 of each year.


FINANCIAL CONDITION: Total assets increased from $195.5 million as of December 31, 1996 to $199.6 million as of September 30, 1996. This increase was due primarily to an increase in net loans receivable of approximately $5.4 million.


INVESTMENTS: The Bank's investment portfolio at December 31, 1996 and at March 31, 1996 consisted primarily of U.S. Treasury and Agency securities with a majority maturing in two years or less. During December 1995, the Bank reclassified $29.9 million in mortgage-backed securities from "held to maturity" to "available for sale". The Bank presently intends to sell most long-term fixed-rate mortgage loans as they are originated.


NET EARNINGS: The Bank reported a net income for the first quarter ending March 31, 1997 of $502,329 or $0.56 per share, compared with a net income of $360,321, or $0.41 per share, in the first quarter last year. This increase was primarily due to an increase in interest on loans.


CAPITAL RESOURCES: Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Bank's principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowings sources. At March 31, 1997, the Bank's total loan commitments, including construction loans in process and unused lines of credit were approximately $19.1 million. Management believes that the Bank's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Holding Company and the Bank are required to maintain certain levels of regulatory capital. At March 31, 1997 the Holding Company and the Bank were in requirement with all regulatory capital requirements.

RESULTS OF OPERATIONS: Net interest income after the provision for loans losses on loans showed an increase of $135,492 or 9.3% for the three month period ended March 31, 1997 as compared to the corresponding period in the previous year. The increase was primarily due to an increase in interest rate spread offset by a decrease in expense on borrowed funds. Market interest rates have remained relatively steady during the three months ended March 31, 1997, However if rates were to rise rapidly, the Banks net income would be adversely affected.

The Bank's yield on interest-bearing assets increased from approximately 8.09 % in the three months ended March 31, 1997 to approximately 8.18% for the current year period. This increase was due in part to an increase in interest rates. The average deposits increased by $13.3 million and was offset by a decrease in average borrowed funds of $3.4 million The Bank's cost of funds decreased from approximately 4.96% in the three month period ended March 31, 1996 to 4.92% in the current year period.

Other noninterest income, which includes fees and services charges , Real estate operations, net, net gain (loss) on sale of loans and other income decreased approximately $34,190 in the three month period ended March 31, 1997, as compared to the corresponding prior year period. This decrease was due primarily to a decrease in gain on sale of mortgage loans as well as slight decreases in all other noninterest income.

Other expenses decreased approximately $118,198. This decrease was due primarily to a decrease in FDIC deposit insurance of $86,204, and a decrease in marketing and professional expense of $99,689 and was off set by an increase in compensation and benefits and occupancy expense.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PINNACLE BANCSHARES, INC


DATE:     May 14, 1997                      By: /s/ Robert B. Nolen, Jr.
     ----------------------                     ------------------------
                                                Robert B.Nolen, Jr.
                                                President and Chief
                                                Executive Officer
                                                (Principal Executive Officer,
                                                Principal Financial Officer and
                                                Principal Accounting Officer)