Form 10QSB
period 1997-06-30
PINNACLE BANCSHARES INC
filed 1997-08-14
CIK 1022243

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

     (Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to
                               ------------    ----------------


Commission file number 1-12707

                            Pinnacle Bancshares, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



              Delaware                                        72-1370314
 ---------------------------------                        ------------------
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

Yes  X    No
    ---      ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 889,823

     Transitional Small Business Disclosure Format (check one):

Yes     No  X
    ---    ---

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                 December 31,    June 30,
                                                     1996          1997
                                                 ------------  ------------
ASSETS
Cash on hand and in banks                         $2,879,396    $3,298,052
Interest-bearing deposits at other banks           3,868,664     5,025,041
Securities available for sale                     48,944,812    45,945,291
                                                ------------  ------------
                                                  55,692,872    54,268,384

Loans receivable, net                            129,857,656   134,818,914
Loans held for sale (fair value
  $1,428,742 and $2,754,272
  at December 31, 1996 and
  June 30, 1997, respectively)                     1,428,742     2,754,272
Real estate owned                                  1,010,340     1,398,940
Premises and equipment, net                        5,176,990     5,303,483
Other assets                                       2,335,776     2,189,378
                                                ------------  ------------
                                                $195,502,376  $200,733,371
                                                ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                         173,407,101   177,712,258
Borrowed funds                                     3,750,000     3,640,000
Official checks outstanding                        1,675,929     2,255,996
Other liabilities                                  1,384,646     1,188,641
                                                ------------  ------------
                                                 180,217,676   184,796,895
                                                ------------  ------------
STOCKHOLDERS' EQUITY
Preferred stock, par $.01 per
  share, no shares issued,
  100,000 authorized                                       0             0
Common stock, par $.01 per share,
  889,824 and 889,823 outstanding,
  10,000,000 and 2,400,000 authorized                  9,320         8,898
Additional paid-in capital                         8,376,037     8,031,142
Treasury stock, at cost, 42,176 shares
  at December 31, 1996                              (345,317)            0
Retained earnings                                  7,315,182     7,986,479
Unrealized loss on securities for sale, net          (70,522)      (90,043)
                                                ------------  ------------
                                                  15,284,700    15,936,476
                                                ------------  ------------
                                                $195,502,376  $200,733,371
                                                ------------  ------------


See accompanying notes to consolidated financial statements.

                           PINNACLE BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS


                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                       June 30,    June 30,   June 30,    June 30,
                                         1996       1997        1996        1997
                                         ----       ----        ----        ----
                                                       (unaudited)
INTEREST REVENUE:
Interest on loans                     $2,682,023  $3,114,052  $5,384,794  $6,111,690
Interest and dividends
  on securities                          854,791     755,471   1,709,805   1,533,120
Other interest                            48,441      83,755     143,366     159,038
                                       3,585,255   3,953,278   7,237,965   7,803,848
                                      ----------  ----------  ----------  ----------
INTEREST EXPENSE:
Interest on deposits                   1,984,492   2,160,038   3,989,091   4,292,509
Interest on borrowed funds                53,648      51,829     185,979     103,659
                                      ----------  ----------  ----------  ----------
                                       2,038,140   2,211,867   4,175,070   4,396,168

Net interest income
   before provision for
   loan losses                         1,547,115   1,741,410   3,062,895   3,407,681
Provision for losses on loans             60,000      74,274     120,000     149,274
                                      ----------  ----------  ----------  ----------

Net interest income
  after provision for
  losses on loans                      1,487,115   1,667,136   2,942,895   3,258,407
                                      ----------  ----------  ----------  ----------
NONINTEREST INCOME
Fees and service charges                 217,133     219,473     443,254     432,466
Real estate operations, net               37,940      24,046      76,146      59,187
Net gain (loss) on sale of:
 Loans                                    71,968     107,960     149,263     177,809
 Real estate                               1,625       7,152      11,910       7,152
 Investments                              (1,084)          0        (808)          0
Other Income                                 957       1,203         957         902
                                      ----------  ----------  ----------  ----------
                                         328,539     359,834     680,722     677,516
                                      ----------  ----------  ----------  ----------

NONINTEREST EXPENSE
Compensation and benefits                560,633     657,197   1,105,878   1,257,144
Occupancy                                242,692     253,784     490,076     519,008
Marketing and professional                34,763      64,814     167,749      98,111
Other                                    271,815     213,706     572,537     423,065
                                      ----------  ----------  ----------  ----------
                                       1,109,903   1,189,501   2,336,240   2,297,328
                                      ----------  ----------  ----------  ----------
Earnings before income
  tax expense                            705,751     837,469   1,287,376   1,638,595
Income Tax expense                       268,316     312,572     489,620     611,369
                                      ----------  ----------  ----------  ----------
Net earnings                          $  437,435  $  524,897  $  797,756  $1,027,226
                                      ----------  ----------  ----------  ----------
Net earnings per share                $     0.49  $     .059  $     0.90  $     1.15
Cash dividend per share               $     0.18  $     0.20  $     0.18        0.20
                                      ----------  ----------  ----------  ----------
Weighted average
  shares outstanding                     889,824     889,823     889,824     889,823
                                      ----------  ----------  ----------  ----------


See accompanying notes to consolidated finanial statements.

                           PINNACLE BANCSHARES, INC,
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended
                                                                               June 30,
                                                                     ---------------------------
                                                                     1996                   1997
                                                                     ----                   ----
CASH FLOW PROVIDED BY OPERATING ACTIVITIES:                                 (unaudited)
Net earnings                                                    $    797,756           $  1,027,226
Adjustments to reconcile earnings to net cash flows
provided by operating activities:
 Depreciation                                                        250,967                237,910
 Provision for losses on loans                                       120,000                149,274
Net (gain) loss on sale of:
 Loans held for sale                                                (213,852)              (177,809)
 Securities                                                              808                      0
 Real estate owned                                                   (12,066)                     0
 Amortization, net                                                  (140,042)              (116,699)
Proceeds from sale of loans                                       19,740,209             18,205,648
Loans originated for sale                                        (19,107,910)           (19,531,178)
Decrease (increase) in other assets                                 (230,502)               108,452
Increase(decrease) in other liabilities                              592,623               (305,593)
                                                                ------------           ------------
  Net cash provided by (used in) operating  activities          $  1,797,991           ($   402,769)
                                                                ------------           ------------
CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Principal collected on loans and securities                       40,420,718             45,231,987
Loans originated for portfolio                                   (37,491,833)           (48,276,684)
Loans purchased for portfolio                                     (1,108,700)                     0
(Increase) decrease in interest-bearing
 deposits at other banks                                           4,325,016             (1,156,377)
Proceeds from sale of securities                                   3,008,866                196,000
Proceeds from purchase of securities                             (13,009,675)              (998,852)
Proceeds from maturing securities                                 11,000,000              2,010,000
Purchase of premises and equipment                                  (506,423)              (363,677)
Proceeds from sales of other real estate, net                        110,625                 28,354
Net change in real estate owned                                            0               (416,954)
                                                                ------------           ------------
Net cash provided by (used in) investing activities                6,748,594             (3,746,203)
                                                                ------------           ------------
CASH FLOW USED IN FINANCING ACTIVITIES:
Net (increase) decrease in passbook, NOW and
 money market deposit accounts                                       (40,588)             2,103,532
Proceeds from sales of time deposits                              11,233,261             14,241,163
Payments from maturing time deposits                              (9,194,631)           (12,039,538)
Proceeds from borrowed funds                                       1,250,000                      0
Payments on borrowed funds                                       (11,350,000)              (110,000)
(Increase) decrease in official checks                              (362,844)               728,400
Payments of dividends                                               (320,257)              (355,929)
                                                                ------------           ------------
  Net cash provided by (used in) financing activities           ($ 8,785,059)             4,567,628
                                                                ------------           ------------
NET (INCREASE) DECREASE IN CASH                                     (238,474)               418,656
CASH AT BEGINNING OF PERIOD                                        2,512,007              2,879,396
                                                                ------------           ------------
CASH AT END OF PERIOD                                           $  2,273,533           $  3,298,052
                                                                ------------           ------------
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits
  and borrowed funds                                            $  4,351,064           $  3,937,930
Cash payments for income taxes                                  $    432,393           $    787,844


See accompanying notes to consolidated financial statements.

                           PINNACLE BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Pinnacle Bancshares, Inc., a Delaware corporation (the "Holding Company"), the Holding Company's wholly owned subsidiary, Pinnacle Bank, an Alabama-chartered commercial bank (the "Bank"), and the Bank's wholly owned subsidiaries, First General Service(s) Corporation and First General Ventures Corporation (collectively, the "Company"). All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the six month period ended June 30, 1997, are not necessarily indicative of the results of operations which may be expected for the entire year.

These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company's Financial Statements.

2.  CONVERSION AND REORGANIZATION:

On January 29, 1997, the stockholders of the Bank approved the conversion of the Bank from a federal stock savings bank to an Alabama-chartered commercial bank and the reorganization of the converted Bank into the holding company form of ownership by approving an Agreement and Plan of Conversion and Reorganization, pursuant to which the converted Bank became a subsidiary of the Holding Company and each outstanding share of common stock of the Bank was converted into one share of common stock of the Holding Company. The fiscal years of the Holding Company and the converted Bank end on December 31 of each year.

3. NEW ACCOUNTING STANDARDS:

ACCOUNTING FOR EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 established standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No.15, "Earnings per share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company will adopt the Statement at fiscal year-end 1997. Basic and diluted earnings per share under SFAS 128 would be identical to earnings per share as presented in the financial statements.

REPORTING OF COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassfication of financial statements for earlier periods provided for comparative purposes is required.

DISCLOSURE ABOUT SEGMENTS AND RELATED INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments.

This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

4.  LITIGATION:

The Company is currently a defendant in litigations arising in the normal course of business. Although it is not possible to determine with any certainty at this point the potential exposure related to damages in connection with any pending or threatened litigations against the Company, it is the opinion of management, based upon consultation with legal council, that the ultimate resolutions of all pending litigation against the Company will not have a materially adverse effect on the Company's financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CONVERSION AND REORGANIZATION: On January 29, 1997, the stockholders of Pinnacle Bank (the "Bank") approved both the conversion of the Bank from a federal stock savings bank to an Alabama-chartered commercial bank and the reorganization of the converted Bank into the holding company form of ownership by approving an Agreement and Plan of Conversion and Reorganization, pursuant to which the converted Bank became a wholly-owned commercial bank subsidiary of Pinnacle Bancshares, Inc., a Delaware corporation (the "Holding Company"), and each outstanding share of common stock of the Bank was converted into one share of the common stock of the Holding Company. The conversion and reorganization were consummated on January 31, 1997. The fiscal years of the Holding Company and the converted Bank end on December 31 of each year.

FINANCIAL CONDITION: Total assets increased from $195.5 million as of December 31, 1996 to $200.7 million as of June 30, 1997. This increase was due primarily to an increase in net loans receivable of approximately $5.0 million.

INVESTMENTS: The Company's investment portfolio at December 31, 1996 and at June 30, 1997 consisted primarily of U.S. Treasury and Agency securities with a majority maturing in two years or less.

NET EARNINGS: The Company reported net income for the three months ended June 30, 1997 of $524,897 or $0.59 per share, compared with net income of $437,435, or $0.49 per share, for the three months ended June 30, 1996. The Company reported net income for the six month period ended June 30, 1997 of $1,027,226, or $1.15 per share, compared to $797,756, or $0.90 per share, for the six month period ended June 30, 1996. This increase was primarily due to an increase in interest on loans.


CAPITAL RESOURCES: Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Company's principal sources of funds. In addition, the Company has the ability to obtain funds through the sale of mortgage loans, through borrowings from the Federal Home Loan Bank of Atlanta and other borrowing sources. At June 30, 1997, the Company's total loan commitments, including construction loans in process and unused lines of credit were approximately $19.8 million. Management believes that the Company's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Holding Company and the Bank are required to maintain certain levels of regulatory capital. At June 30, 1997 the Holding Company and the Bank were in compliance with all regulatory capital requirements.

RESULTS OF OPERATIONS: Net interest income after the provision for loans losses on loans showed an increase of $180,021, or 12.1% for the three month period ended June 30, 1997, as compared to the corresponding period in the previous year. Net interest income after the provision for loan losses on loans increased $315,512, or 10.7% for the six month period ended June 30, 1997, as compared to the corresponding period in the previous year. This increase resulted primarily from increased interest and fees on higher average balance in earning assets discussed above.

The Company's yield on interest-bearing assets increased from approximately 8.03% in the six months ended June 30, 1996 to approximately 8.22% for the current year period. This increase was due in part to an increase in interest rates. Average deposits increased by $13.5 million and were offset by a decrease in average borrowed funds of $1.8 million The Company's cost of funds decreased from approximately 4.93% in the six month period ended June 30, 1996 to 4.91% in the current year period.

Noninterest income, which includes fees and service charges, real estate operations, net, net gain (loss) on sale of loans and other income increased approximately $31,295 in the three month period ended June 30, 1997, as compared to the corresponding prior year period. This increase was due primarily to a increase in gain on sale of mortgage loans as well as slight increases in all other noninterest income.

Noninterest expenses increased approximately $79,598 in the three month period ended June 30, 1997 and decreased approximately $38,912 in the six month period ended June 30, 1997, as compared to the corresponding prior year periods. The increase in the three month period ended June 30, 1997 was due primarily to an increase of $137,707 in compensation, occupancy and marketing and professional expense which was off set by a decrease $58,109 in all other expenses. The decrease in the six month period ending June 30, 1997 was primarily due to a decrease in other expense, including Federal Deposit Insurance Corporation insurance premiums.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On May 28, 1997, the Holding Company held its Annual Meeting of Stockholders at which the following matter was considered and voted on:

PROPOSAL I -- ELECTION OF DIRECTORS



NOMINEES                  FOR          WITHHELD
--------                  ---          --------

James W. Cannon          641,635        2,690
Robert B. Nolen, Jr.     641,635        2,690
Max W. Perdue            641,520        2,805



There were no abstentions or broker non-votes.


Item 6.   Exhibit and Reports on Form 8-K

(a)  Exhibit 27 - Financial Data Schedule (for SEC use only)

(b)  No Reports on Form 8-K were filed.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      PINNACLE BANCSHARES, INC



DATE:  August 14, 1997         By:    /s/ Robert B. Nolen, Jr.
                                      -----------------------------------
                                      Robert B. Nolen, Jr.
                                      President and Chief
                                      Executive Officer
                                      (Principal Executive Officer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer)