Form 10QSB
period 1997-09-30
PINNACLE BANCSHARES INC
filed 1997-11-14
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


(Mark one)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________________ to __________________

Commission file number 1-12707

                            Pinnacle Bancshares, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                             72-1370314
(State or Other Jurisdiction of                            (I.R.S. Employer)
Incorporation or Organization)                            Identification No.)

                 1811 Second Avenue, Jasper, Alabama 35502-1388
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (205) 221-4111
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,779,646

         Transitional Small Business Disclosure Format (check one):

                                 Yes          No  X
                                     ---         ---

                          PART I. FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----

Item 1. Financial Statements

     Condensed Consolidated Statements of Financial Condition
     at September 30, 1997 (Unaudited) and December 31, 1996                         2

     Condensed Consolidated Statements of Income (Unaudited) for the three
     months and nine months ended September 30, 1997 and 1996                        3

     Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine
     months ended September 30, 1997 and 1996                                        4

     The Condensed Consolidated Financial Statements furnished have not been audited by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial condition and the results for the periods presented.


Item 2. Management's Discussion and Analysis or Plan of Operation                    8


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                            10

Signatures                                                                          11

                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                December 31,     September 30,
                                                                    1996              1997
                                                               -------------     -------------
                                                                                  (unaudited)

ASSETS
 Cash on hand and in banks                                     $   2,879,396     $   2,599,229
 Interest-bearing deposits at other banks                          3,868,664         6,964,572
 Securities available for sale                                    48,944,812        40,986,934
                                                               -------------     -------------
                                                                  55,692,872        50,550,735

Loans receivable, net                                            129,857,656       138,060,527
Loans held for sale (fair value $1,428,742 and $1,610,581
 at December 31, 1996 and September 30, 1997, respectively)        1,428,742         1,610,581
Real estate owned                                                  1,010,340         2,348,075
Premises and equipment, net                                        5,176,990         5,427,489
Other assets                                                       2,335,776         2,102,828
                                                               -------------     -------------
                                                               $ 195,502,376     $ 200,100,235
                                                               -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                         173,407,101       177,050,010
Borrowed funds                                                     3,750,000         3,640,000
Official checks outstanding                                        1,675,929         1,856,337
Other liabilities                                                  1,384,646         1,223,051
                                                               -------------     -------------
                                                                 180,217,676       183,769,398
                                                               -------------     -------------
STOCKHOLDERS' EQUITY
Preferred stock, par $.01 per share, no shares issued,
    100,000 authorized                                                     0                 0
Common stock, par $.01 per share, 1,779,648 and 1,779,646
outstanding, 20,000,000 and 4,800,000 authorized                      18,640            17,796
Additional paid-in capital                                         8,366,717         8,022,244
Treasury stock, at cost, 84,352 shares at December 31, 1996         (345,317)                0
Retained earnings                                                  7,315,182         8,361,684
Unrealized loss on securities for sale, net                          (70,522)          (70,887)
                                                               -------------     -------------
                                                                  15,284,700        16,330,837
                                                               -------------     -------------
                                                               $ 195,502,376     $ 200,100,235
                                                               -------------     -------------

See accompanying notes to consolidated financial statements.

                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS

                                                                   Three months Ended             Nine months Ended
                                                              September 30,  September 30,   September 30,  September 30,
                                                                  1997            1996            1997            1996
                                                               ----------    ------------     -----------    ------------
                                                                                      (unaudited)
INTEREST REVENUE:
Interest on loans                                              $3,192,781    $  2,768,932     $ 9,304,472    $  8,153,727
Interest and dividends on securities                              713,843         861,952       2,246,961       2,571,757
Other interest                                                     94,901          38,214         255,441         181,579
                                                               ----------    ------------     -----------    ------------
                                                                4,001,525       3,669,098      11,806,874      10,907,063
INTEREST EXPENSE:
Interest on deposits                                            2,191,068       2,048,942       6,483,577       6,038,033
Interest on borrowed funds                                         51,829          57,003         155,488         242,982
                                                               ----------    ------------     -----------    ------------
                                                                2,242,897       2,105,945       6,639,065       6,281,015

Net interest income before provision for
    loan losses                                                 1,758,628       1,563,153       5,167,809       4,626,048
Provision for losses on loans                                      75,000          70,000         224,274         190,000
                                                               ----------    ------------     -----------    ------------

Net interest income after provision for
    losses on loans                                             1,683,628       1,493,153       4,943,535       4,436,048
                                                               ----------    ------------     -----------    ------------
NONINTEREST INCOME
Fees and service charges                                          206,696         235,704         639,163         679,469
Real estate operations, net                                        33,471          38,747          92,657         114,893
Net gain (loss) on sale of:
 Loans                                                             78,991          43,695         270,328         204,011
 Assets                                                                 0               0               0             275
 Real estate                                                        6,376               0               0             857
 Investments                                                        1,276             574           1,276            (234)
Other income                                                          174             451           1,074             622
                                                               ----------    ------------     -----------    ------------
                                                                  326,984         319,171       1,004,498         999,893
                                                               ----------    ------------     -----------    ------------

NONINTEREST EXPENSE
Compensation and benefits                                         616,100         556,737       1,873,244       1,662,615
FDIC insurance                                                     28,066       1,193,496          61,910       1,378,377
Occupancy                                                         253,216         266,424         772,224         756,501
Marketing and professional                                         42,847          31,370         140,959         199,119
Other                                                             188,555         165,302         579,274         552,960
                                                               ----------    ------------     -----------    ------------
                                                                1,128,784       2,213,329       3,427,611       4,549,572
                                                               ----------    ------------     -----------    ------------
Earnings before income tax expense                                881,828        (401,005)      2,520,422         886,369
Income tax expense                                                328,659        (142,435         940,026         347,185
                                                               ----------    ------------     -----------    ------------
Net earnings (loss)                                            $  553,169    $   (258,570)    $ 1,580,396    $    539,184
                                                               ----------    ------------     -----------    ------------
Net earnings per share                                         $     0.31    $       (.15)    $       .89    $        .30
Cash dividend per share                                        $      .09    $        .10     $       .09    $        .10
                                                               ----------    ------------     -----------    ------------
Weighted average shares outstanding                             1,779,646       1,779,648       1,779,646       1,779,648
                                                               ----------    ------------     -----------    ------------


See accompanying notes to consolidated financial statements.

                            PINNACLE BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                 -----------------------------
                                                                                    1996             1997
                                                                                 ------------     ------------
                                                                                          (unaudited)

CASH FLOW PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                                                     $    539,186     $  1,580,396
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
  Depreciation                                                                        375,154          335,155
  Provision for losses on loans                                                       190,000          224,274
Net (gain) loss on sale of:
  Loans held for sale                                                                (204,011)        (270,328)
  Securities                                                                             (234)          (1,276)
  Real estate owned                                                                      (857)               0
  Assets                                                                                 (275)               0
Amortization, net                                                                     104,889         (223,045)
Proceeds from sale of loans                                                       24,847,784       25,256,603
Loans originated for sale                                                         (24,705,314)     (25,438,441)
  (Decrease) increase in other assets                                                 (96,268)         232,948
  (Decrease) increase in other liabilities                                         (2,086,801)        (161,595)
                                                                                 ------------     ------------
  Net cash provided by (used in) operating activities                           ($ 1,036,747)    $  1,534,691
                                                                                 ============     ============

CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Principal collected on loans and securities                                      61,900,790       69,011,734
  Loans originated for portfolio                                                  (59,023,739)     (74,202,516)
  Loans purchased for portfolio                                                    (1,516,792)               0
  Net change in interest-bearing deposits at other banks                            6,943,960       (3,095,908)
  Proceeds from sale of securities                                                  6,008,861          196,000
  Purchase of securities                                                          (21,009,575)        (998,852)
  Proceeds from maturing securities                                                12,905,741        6,022,380
  Purchase of premises and equipment                                                 (974,319)        (585,654)
  Proceeds from sales of fixed assets                                                     275                0
  Net change in real estate owned                                                     (11,831)      (1,337,735)
                                                                                 ------------     ------------
     Net cash provided by (used in) investing activities                            5,223,371       (4,990,551)
                                                                                 ============     ============
CASH FLOW USED IN FINANCING ACTIVITIES:
   Net (increase) decrease in passbook, NOW and money market
   deposit accounts                                                                    45,755          554,931
   Proceeds from sales of time deposits                                            16,569,063       24,626,753
   Payments for maturing time deposits                                            (13,161,732)     (21,538,775)
   Proceeds from borrowed funds                                                     4,250,000                0
   Payments on borrowed funds                                                     (11,350,000)        (110,000)
   (Increase) decrease in official checks                                            (119,986)         180,408
   Payments of dividends                                                             (480,504)        (537,624)
                                                                                 ------------     ------------
      Net cash provided by (used in) financing activities                        ($ 4,247,404)       3,175,693
                                                                                 ------------     ------------
NET (INCREASE) DECREASE IN CASH                                                       (60,780)        (280,167)
CASH AT BEGINNING OF PERIOD                                                         2,512,007        2,879,396
                                                                                 ------------     ------------
CASH AT END OF PERIOD                                                            $  2,451,227     $  2,599,229
                                                                                 ============     ============
SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits and borrowed funds                        $  5,821,571     $  6,123,617
Cash payments for income taxes                                                   $    462,393     $  1,022,844


See accompanying notes to consolidated financial statements

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

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the nine month period ended September 30, 1997, are not necessarily indicative of the results of operations which may be expected for the entire year.

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

3.       STOCK  SPLIT

On September 24, 1997 the Company's Board of Directors declared a two-for-one stock split of the Company's Common Stock to be effected in the form of a one hundred percent (100%) share dividend. In the distribution, stockholders received one share of common stock for each one share of common stock they owned as of the record date. Net income and dividends per share for the current and prior years have been adjusted to the two-for-one stock split.

4.       NEW ACCOUNTING STANDARDS:

ACCOUNTING FOR EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). SFAS 128 established standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No.15, "Earnings per share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

REPORTING OF COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 130, "Reporting of Comprehensive Income" (SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be reorganized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

DISCLOSURE ABOUT SEGMENTS AND RELATED INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 131, "Disclosures about Segment of an Enterprise and Related Information" ("SFAS 131"). Which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers, This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments.

His statement is effective for financial statements for periods beginning December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

5.       LITIGATION:

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CONVERSION AND REORGANIZATION: On January 29, 1997, the stockholders of Pinnacle Bank (the "Bank") approved both the conversion of the Bank from a federal stock savings bank to an Alabama-chartered commercial bank and the reorganization of the converted Bank into the holding company form of ownership by approving an Agreement and Plan of Conversion and Reorganization, pursuant to which the converted Bank became a wholly-owned commercial bank subsidiary of Pinnacle Bancshares, Inc., a Delaware corporation (the "Company"), and each outstanding share of common stock of the Bank was converted into one share of the common stock of the Company. The conversion and reorganization were consummated on January 31, 1997. The fiscal years of the Company and the converted Bank end on December 31 of each year.

STOCK SPLIT: On September 24, 1997 the Company's Board of Directors declared a two-for-one stock split of the Company's Common Stock to be effected in the form of a one hundred percent (100%) share dividend. In the distribution, stockholders received one share of common stock for each one share of common stock they owned as of the record date. Net income and dividends per share for the current and prior years have been adjusted to the two-for-one stock split.

FINANCIAL CONDITION: Total assets increased from $195.5 million as of December 31, 1996 to $200.1 million as of September 30, 1997. This increase was due primarily to an increase in cash and interest bearing deposits of $2.8 million, an increase in net loans receivable of $8.2 million, and an increase in real estate owned of $1.3 million. This increase was offset by a decrease in securities available for sale of $.8.0 million.

INVESTMENTS: The Company's investment portfolio at December 31, 1996 and at September 30, 1997 consisted primarily of U.S. Treasury and Agency securities with a majority maturing in two years or less.

NET EARNINGS: The Company reported net income for the three months ended September 30, 1997 of $553,000, or $0.31 per share, compared with a net loss of ($259,000), or ($0.15) per share, for the three months ended September 30, 1996. The Company reported net income for the nine month period ended September 30, 1997 of $1.6 million, or $.89 per share, compared to $539,000, or $0.30 per share, for the nine month periods ended September 30, 1996. Both the three month and the nine month periods ended September 30, 1996 reflect the one-time SAIF assessment of approximately $1.1 million.

CAPITAL RESOURCES: Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Company's principal sources of funds. In addition, the Company has the ability to obtain funds through the sale of mortgage loans, through borrowings from the Federal Home Bank of Atlanta and other borrowing sources. At September 30, 1997, the Company's total loan commitments, including construction loans in process and unused lines of credit were approximately $18.6 million. Management believes that the Company's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The

Company and the Bank are required to maintain certain levels of regulatory capital. At September 30, 1997 the Company and the Bank were in compliance with all regulatory capital requirements.

RESULTS OF OPERATIONS: Net interest income after the provision for loans losses on loans showed an increase of $190,000, or 12.8%, for the three month period ended September 30, 1997, as compared to the corresponding period in the previous year. Net interest income after the provision for loan losses on loans increased $507,000, or 11.4%, for the nine month period ended September 30, 1997, as compared to the corresponding period in the previous year. This increase resulted primarily from increased interest and fees on a higher average balance of earning assets discussed above.

The Company's increase in interest income for both periods was due to an increase in the yield on interest bearing assets as well as an increase in the average balance of interest bearing assets. Average deposits increased by $12.7 million and were offset by a decrease in average borrowed funds of $1.2 million. The Company's cost of funds decreased from approximately 4.93% in the nine month period ended September 30, 1996 to 4.92% in the current year period.

Noninterest income, which includes fees and service charges , real estate operations, net, net gain (loss) on sale of loans and other income increased approximately $8,000 in the three month period ended September 30, 1997, as compared to the corresponding prior year period. This increase was due primarily to a increase in gain on sale of mortgage loans of $35,000 and was offset by a decrease in fees and service charges of $29,000, as well as slight increases in other noninterest income.

Noninterest expenses decreased approximately $1.1 million in each of the three and nine-month periods ended September 30, 1997, as compared to the corresponding prior year periods. The decrease in the three month period ended September 30, 1997 was primarily due to a decrease in FDIC insurance premiums of approximately $1.2 million and was offset by an increase in compensation expense of approximately $59,000 as well as slight increases in other noninterest expense. The decrease in the nine month period ended September 30, 1997 was due primarily to an increase in FDIC insurance premiums of approximately $1.3 million and was offset by an increase in compensation expense of approximately $210,000 as well as slight increases in other noninterest expense. FDIC insurance premiums for 1996 reflected the one-time SAIF special assessment of approximately $1.1 million.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 - Financial Data Schedule (SEC use only)

         (b) No reports on Form 8-K were filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          PINNACLE BANCSHARES, INC


DATE:  November 14, 1997                  By:   /s/ Robert B. Nolen, Jr.
                                               ---------------------------------
                                               Robert B.Nolen, Jr.
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive Officer and
                                               Principal Financial Officer)


                                                /s/ Marie Guthrie
                                               ---------------------------------
                                               Marie Guthrie
                                               Controller
                                               (Principal Accounting Officer)