Form 10KSB40
period 1997-12-31
PINNACLE BANCSHARES INC
filed 1998-03-31
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1997

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number            1-12707
                       ------------------------------

                            PINNACLE BANCSHARES, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

           Delaware                                      72-1370314
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1811 Second Avenue, Jasper, Alabama                                   35502-1388
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

         Issuer's telephone number, including area code: (205) 221-4111.

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
         Title of Each Class                            on Which Registered
--------------------------------------                -----------------------
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $17,217,504.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the price ($16.250 per share) at which the Common Stock was sold on March 19, 1998, was approximately $25,991,664. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 19, 1998, 1,787,085 shares of the registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format:  YES     NO  X
                                                    ---    ---

                       Documents Incorporated By Reference

Part II:
Annual Report to Stockholders for the year ended December 31, 1997.

Part III:
Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

                                                               At December 31,
                                                           ------------------------
                                                              1996           1997
                                                              ----           ----
                                                            (Dollars in thousands)
FINANCIAL CONDITION AND OTHER DATA:
Total amount of:
   Assets............................................      $195,502        $201,949
   Loans, net........................................       129,858         137,676
   Interest-bearing deposits in other banks..........         3,869           4,873
   Securities........................................        48,945          44,423
   Loans held for sale...............................         1,429           1,857
   Deposits..........................................       173,407         179,377
   Borrowed funds....................................         3,750           3,640
   Stockholders' equity..............................        15,285          16,781

Number of:
   Real estate loans outstanding.....................         4,131           3,994
   Savings accounts..................................        20,708          16,365
   Full service offices open.........................             5               5

                                                           Year Ended December 31,
                                                     ---------------------------------
                                                       1995         1996        1997
                                                              (In Thousands)
OPERATING DATA:
Interest revenue ..............................      $14,354      $14,680      $15,858
Interest expense ..............................        8,544        8,443        8,903
                                                     -------      -------      -------
Net interest income before provision for losses
   on loans ...................................        5,810        6,237        6,955
Provision for losses on loans .................          240          265          400
                                                     -------      -------      -------
Net interest income after provision for losses
   on loans ...................................        5,570        5,972        6,555
Noninterest income ............................        1,102        1,334        1,359
Noninterest expense ...........................        4,280        5,709        4,663
Income tax expense ............................          906          613        1,188
                                                     -------      -------      -------
Net earnings ..................................      $ 1,486      $   984      $ 2,063
                                                     =======      =======      =======

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

                                                                   For the Years Ended December 31,
                                         --------------------------------------------------------------------------------------
                                                          1996                                         1997
                                         ----------------------------------------    ------------------------------------------
                                           Average                    Average          Average                      Average
                                           Balance      Interest    Yield/Cost         Balance       Interest     Yield/Cost
                                                                        (Dollars in thousands)
Interest-earning assets:
Loans receivable, net...............     $  127,103    $  11,058         8.7%        $   137,868   $   12,546          9.1%
Securities available for sale.......         53,141        3,401         6.4%             46,031        2,992          6.5%
Other...............................          4,114          221         5.4%              5,544          320          5.8%
                                         ----------    ---------   ---------         -----------   ----------    ---------
Total...............................        184,358       14,680         8.0%            189,443       15,858          8.4%
Non-interest-earning assets.........          6,088                                       11,237
                                         ----------                                  -----------
Total assets........................     $  190,446                                  $   200,680
                                         ==========                                  ===========
Interest-bearing liabilities:
Deposits............................     $  166,245        8,146         4.9%        $   177,319        8,696          4.9%
Borrowings..........................          5,121          297         5.8%              3,658          207          5.7%
                                         ----------    ---------   ---------         -----------   ----------    ---------
Total interest-bearing liabilities:.        171,366        8,443         4.9%            180,977        8,903          4.9%
Non-interest-bearing liabilities....          3,917                                        3,416
                                         ----------                                  -----------
Total Liabilities:..................        175,283                                      184,393
   Equity...........................         15,183                                       16,287
                                         ----------                                  -----------
   Total Liabilities and Equity.....     $  190,446                                  $   200,680
                                         ==========                                  ===========
Net interest-earning assets.........                      12,992                                        8,466
                                                       ---------                                   ----------
Net interest income.................                   $   6,237                                   $    6,955
                                                       =========                                   ==========
Interest rate spread................                                     3.1%                                          3.5%
                                                                   =========                                     =========
Net interest margin.................                                     3.4%                                          3.7%
                                                                   =========                                     =========
Ratio of average interest-earning
   assets to interest-bearing
   liabilities......................
                                                                       107.6%                                        104.7%
                                                                   =========                                     =========

                                                   (Continued on following page)

LENDING ACTIVITIES

         GENERAL. The Bank's net loan portfolio totaled $137.7 million at December 31, 1997, or 68.2% of its total assets. On that date, $116.0 million, or 84.3% of total net loans outstanding, consisted of loans secured by mortgages on single family, two-to-four family, multi-family residential properties, and commercial real estate loans, while the remainder of the loan portfolio consisted of savings account, home improvement and other consumer and commercial loans.

         The principal lending activity of the Bank historically has been the origination of conventional first mortgage single-family loans. The Bank also makes loans on two-to-four family dwelling units, multi-family dwelling units, commercial real estate and other improved real estate. The majority of the Bank's loans have been originated within its primary market area.

         Loan demand during the year ended December 31, 1996 exceeded repayments on loans resulting in an increase in short-term borrowings from the FHLB of Atlanta of approximately $10.0 million. During the year ended December 31, 1997, the Bank repaid approximately $110,000 in borrowed funds with the proceeds from maturing investment securities, increases in savings deposits, and loan repayments. The Bank funded loan demands with the proceeds from loan repayments, increases in savings deposits and maturing securities. The Bank borrowed funds on a short-term basis from the FHLB of Atlanta. However, there were no short-term borrowings outstanding at December 31, 1997.

         During December 1995, the Bank changed classification of its securities held to maturity to securities available for sale. Accordingly, the Bank had no securities classified as held to maturity as of December 31, 1997. See Note 1 of Notes to Consolidated Financial Statements.

         The Bank's volume of total loans originated to be retained in the Bank's loan portfolio totaled approximately $78.5 million during the year ended December 31, 1996, and $93.4 million during the year ended December 31, 1997. The Bank directly originates most of its mortgage loans through its existing branches. These loans have been originated predominantly within the Bank's geographical lending area of Walker, Jefferson, Shelby, Winston and Fayette counties, in Alabama. See " -- Loan Solicitation and Processing" and "-- Loan Originations, Purchases and Sales."

         The Bank seeks to improve the interest rate sensitivity of its mortgage loan portfolio through the origination of adjustable rate loans, which constituted approximately 53.4% of the single family residential mortgage loans in the Bank's loan portfolio, and 36.6% of the Bank's net loan portfolio at December 31, 1997. During the year ended December 31, 1996, the Bank purchased $2.0 million in adjustable-rate single-family one-to-four family residential mortgage loans from an affiliate. Most adjustable rate mortgage loans are held in the Bank's loan portfolio, while most fixed-rate mortgage loans are either sold as whole-loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA") or other investors, or converted into mortgage-backed securities with servicing retained by the Bank.

         The following table sets forth, in dollar amounts and percentages, the major categories of the Bank's loans. At December 31, 1997, the Bank had no concentrations of loans exceeding 10% of gross losses other than as described below.

                                                   December 31,
                                   ------------------------------------------
                                          1996                    1997
                                   ------------------      ------------------
                                       $         %             $          %
                                             (Dollars in thousands)
Type of Loan:
Real estate mortgage loans......   $ 89,969     69.3%      $ 94,317     68.5%
Construction loans..............     27,762     21.4%        30,746     22.3%
Commercial loans................     12,019      9.3%        14,299     10.4%
Consumer loans..................      9,701      7.5%         8,845      6.4%
Less --
   Loans in process.............      8,198      6.3%         9,083      6.6%
   Discounts and other..........        197      0.2%           214      0.2%
   Allowance for loan losses....      1,198      0.9%         1,234       .9%
                                   --------  -------       --------  -------
     Total......................   $129,858    100.0%      $137,676    100.0%
                                   ========  =======       ========  =======

         RESIDENTIAL LOANS. The primary lending activity of the Bank has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, multi-family housing (over four units), and loans made for the development of unimproved real estate to be used for residential housing. At December 31, 1997, approximately 91% of the Bank's total real estate loan portfolio consisted of loans secured by residential real estate.

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

         At December 31, 1997, the largest amount loaned by the Bank to one borrower was $2.8 million which was approximately 17% of the Holding Company's stockholders' equity.

         COMMERCIAL REAL ESTATE AND CONSTRUCTION LOANS. Construction loans on residential properties are made primarily to individuals. The maximum loan to value ratio is 80% of either the appraisal or the purchase price, whichever is lower. Residential construction loans are typically made for periods of six months. At December 31, 1997, the Bank had $28.2 million outstanding in residential construction loans, compared with $23.0 million in construction loans on residential properties outstanding at December 31, 1996.

         The Bank has historically originated commercial real estate loans within its primary market area. The Bank either funded or purchased participation interests in various large commercial real estate projects, one of which was outside of its primary market area. See " -- Non-Performing Loans and Asset Classification" and "Subsidiary Activities." Since 1984, the Bank has limited its commercial real estate lending activities to smaller commercial real estate projects located in its primary market area, with the amount loaned limited to 10% of its net worth. See "-- Nonperforming Loans and Asset Classification" and "Subsidiary Activities." At December 31, 1997, the Bank had $23.7 million outstanding in commercial real estate loans, including $2.5 million in commercial construction loans. These loans are typically limited to owner-occupied financings.

         COMMERCIAL BUSINESS LOANS. At December 31, 1997, there were approximately $14.0 million in commercial loans outstanding. The Bank will consider making these types of loans in its local market area.

         CONSUMER LOANS. The Bank makes various types of consumer loans, including the loans made to depositors on the security of their savings accounts, personal loans, automobile loans, educational loans and loans for home improvement or other purposes. At December 31, 1997, the Bank had $8.8 million outstanding in consumer loans.

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

         The sale of loans in the secondary mortgage market reduces the Bank's risk that the interest rates it pays will escalate while holding long-term, fixed-rate loans in its portfolio and allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes. In connection with such sales the Bank provides servicing on the loans (i.e., collection of principal and interest payments) for which it receives a fee payable monthly of 1/4% to 3/8% per annum of the unpaid balance of each loan. These loan sales will continue as the Bank attempts to maintain its loan servicing base. As of December 31, 1997, the Bank was servicing loans for others aggregating approximately $89.8 million. Servicing income for the years ended December 31, 1996 and 1997 was approximately $237,000 and $260,000, respectively.

         The Bank is continuously selling loans in the secondary market. During the years ended December 31, 1996 and 1997, the Bank sold in excess of $31.0 million and $33.0 million, respectively, in whole loans. As of December 31, 1997, the Bank had $1.9 million in commitments outstanding to package or sell additional loans.

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

         LOAN COMMITMENTS. The Bank issues commitments to prospective borrowers to make loans conditioned upon the occurrence of certain events. Such commitments are made on specific terms and conditions, and are honored for 60 days from approval with no additional fees required. The Bank charges a non-refundable commitment fee equal to 1% of the actual amount of committed funds on all single-family construction loans. The Bank had outstanding commitments to originate mortgage loans aggregating $18.1 million at December 31, 1997. Of these commitments, $16.2 million were for adjustable rate mortgages and $1.9 million were for fixed rate mortgages.

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

         MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The Bank does not have any loans with no stated schedule of repayments and no stated maturity.

                                                          Due After One Through      Due After
                                            Due by           Five Years After     Five Years After
                                       December 31, 1998    December 31, 1997    December 31, 1997      Total
                                       -----------------    -----------------    -----------------      -----
                                                                       (In thousands)
Real estate mortgage ...........            $10,302              $26,358              $57,657         $ 94,317
Real estate construction .......             21,663                   --                   --           21,663
Commercial business loans ......              5,576                4,712                4,011           14,299
Consumer .......................              2,153                6,441                  251            8,845
                                            -------              -------              -------         --------
   Total .......................            $39,694              $37,511              $61,919         $139,124
                                            =======              =======              =======         ========

         The following table sets forth the dollar amount of all loans due after one year at December 31, 1997 which have predetermined interest rates and have floating or adjustable interest rates.

                                    Floating or        Adjustable
                                Predetermined Rates       Rates
                                -------------------       -----
                                           (In thousands)
Real estate mortgage .........       $39,746            $44,269
Commercial business loans ....         2,664              6,059
Consumer .....................         6,400                292
                                     -------            -------
  Total ......................       $48,810            $50,620
                                     =======            =======

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

         The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.


                                                      At December 31,
                                                    -------------------
                                                     1996         1997
                                                    ------       ------
                                                  (Dollars in thousands)
Loans accounted for on a nonaccrual basis:(1)
Real Estate:
   Residential ...............................      $1,274       $  542
   Commercial ................................         664        1,393
Consumer .....................................         113           97
                                                    ------       ------
Total ........................................      $2,051       $2,032
                                                    ======       ======

Accruing loans which are contractually
  past due 90 days or more:
Real Estate:
   Residential ...............................      $   --       $   --
   Commercial ................................          --           --
Consumer .....................................          --           --
                                                    ------       ------
Total ........................................      $   --       $   --
                                                    ======       ======
   Total of nonaccrual and 90 days past
     due loans ...............................      $2,051       $2,032
                                                    ======       ======

Percentage of Total Loans ....................        1.58%        1.48%

Percentage of Total Assets ...................        1.05%        1.01%

Other Non-Performing Assets(2) ...............      $1,010       $2,140
                                                    ======       ======

-------------------

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

         Management has identified certain loans aggregating approximately $2.0 million at December 31, 1997 (including loans identified in the above table) which it has determined require special attention due to potential weaknesses. It is management's opinion that the allowance for loan losses (see below) is adequate to absorb potential losses related to such loans. Aggressive efforts to continue to reduce principal, secure additional collateral and improve the overall payment status of their loans.

         During the years ended December 31, 1996 and 1997 gross interest income of $53,650 and $47,208, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. The amount of interest income included in current income for these loans was $28,472 and $52,258 for the years ended December 31, 1996 and 1997, respectively.

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

                                                   At December 31,
                                   -------------------------------------------------
                                             1996                     1997
                                   ----------------------    -----------------------
                                             Percent of                 Percent of
                                            Loans in Each              Loans in Each
                                             Category to                Category to
                                   Amount    Total Loans     Amount     Total Loans
                                   ------    -----------     ------     -----------
                                              (Dollars in thousands)
Real estate loans............      $  835       90.6%        $  669        83.7%
Commercial...................         156        9.3%           247        10.1%
Other loans..................         207        7.5%           318         6.2%
                                   ------      -----         ------       -----
   Total.....................      $1,198      107.4%        $1,234       100.0%
                                   ======      =====         ======       =====


         The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.

                                            Year Ended June 30,
                                            -------------------
                                             1996         1997
                                            ------       ------
                                           (Dollars in thousands)
Balance at beginning of period .......      $1,212       $1,197
                                            ------       ------

Loans charged-off:
   Consumer ..........................         183          129
   Mortgage ..........................         137          298
                                            ------       ------

Total charge-offs ....................         320          427
                                            ------       ------

Total recoveries .....................          41           64
                                            ------       ------

Net loans charged-off ................         279          363
                                            ------       ------

Provision for possible loan losses ...         265          400
                                            ------       ------

Balance at end of period .............      $1,198       $1,234
                                            ======       ======

Ratio of net charge-offs to average
   loans outstanding during the period         .22%         .26%
                                            ======       ======

         For further information and for an analysis of the Bank's allowances for loan and real estate losses, see Notes 3 and 5 of Notes to Consolidated Financial Statements.

INVESTMENT ACTIVITIES

         Interest income from cash deposits and securities generally provide the second largest source of income for the Bank after interest on loans and loan servicing fees and other fees. At December 31, 1997, the Bank's interest-bearing deposits and securities portfolio of approximately $44.4 million, excluding mortgage-backed securities, consisted primarily of interest-bearing bank deposits, U.S. government and agency obligations, corporate securities, and FHLB of Atlanta stock.

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

         The following table sets forth the carrying value of the Bank's investment securities and mortgage-backed securities at the dates indicated.

                                                At December 31,
                                              --------------------
                                                1996         1997
                                              -------      -------
                                                 (In thousands)
Securities available for sale:
   U.S. Treasury securities ............      $13,099      $12,038
   U.S. Government and agency securities        7,966        9,017
   Corporate securities ................        1,005           --
   FHLB stock ..........................        1,716        1,520
   Mortgage-backed securities ..........       24,942       21,641
   Other securities ....................          217          207
                                              -------      -------
Total ..................................      $48,945      $44,423
                                              =======      =======

         The following table sets forth the scheduled maturities, amortized cost, fair values and weighted average yields for the Bank's securities available for sale at December 31, 1997.

                                              One Year Or Less         After One Through Five Years   After Five Through Ten Years
                                         --------------------------    ----------------------------   ----------------------------
                                         Amortized      Weighted        Amortized      Weighted        Amortized      Weighted
                                           Cost       Average Yield       Cost       Average Yield        Cost      Average Yield
                                         ---------    -------------     ---------    -------------     ---------    -------------
                                                                    (Dollars in thousands)
U.S. Treasury securities .......          $10,001          6.1%          $ 2,010          6.0%          $   --           --%

U.S. government and agency .....            1,000          6.5             8,019          6.1               --           --
FHLB of Atlanta stock(1) .......               --           --                --           --               --           --
Other securities(2) ............               --           --                --           --              207           --
Mortgage-backed securities .....               --           --                --           --            3,229          7.2
                                          -------          ---           -------          ---           ------          ---
Total ..........................          $11,001          6.1%          $10,029          6.1%          $3,436          7.0%
                                          =======          ===           =======          ===           ======          ===

                                              After Ten Years
                                         -------------------------        Total
                                         Amortized     Weighted         Amortized                        Weighted
                                           Cost      Average Yield         Cost         Fair Value     Average Yield
                                         ---------   -------------      ---------       ----------     -------------
                                                            (Dollars in thousands)
U.S. Treasury securities .......          $    --          --%           $12,011          $12,039          6.1%

U.S. government and agency .....               --           --             9,019            9,017          6.1
FHLB of Atlanta stock(1) .......            1,520          7.3             1,520            1,520          7.3
Other securities(2) ............               --           --               207              207           --
Mortgage-backed securities .....           18,416          7.3            21,645           21,640          7.3
                                          -------          ---           -------          -------          ---
Total ..........................          $19,936          7.3%          $44,402          $44,423          6.5%
                                          =======          ===           =======          =======          ===

                                                   (Footnotes on following page)

-----------------

(1) FHLB of Atlanta stock is an equity security. The amount of such stock held by the Bank is included under "After Ten Years" as the Bank is required to hold such stock as a FHLB of Atlanta member.
(2) Other securities includes the Bank's investment in First General Lending Corporation (a 40% owned affiliate), at cost, of $120,820; and an interest investment in limited partnerships, at cost, of $86,121 whose sole purpose is to hold and operate real estate. The Bank has no loans to these real estate partnerships. These investments are not readily marketable.

SUBSIDIARY ACTIVITIES

         FIRST GENERAL SERVICE(S) CORPORATION. First General Service(s) Corporation ("First General") was incorporated in August 1978, for the purpose of having an ownership interest in Savings and Loan Data Corporation, Cincinnati, Ohio, which provided on-line computer services to the Bank.

         In January 1984, First General established an office at 407-9th Avenue in Jasper, Alabama. At the same time, four employees from the Bank were transferred to First General for the purpose of servicing the Bank's loans. The scope of First General's activities included servicing, auditing and quality control of all loans originated by the Bank and by First General's 40% owned subsidiary, First General Lending Corporation. On June 30, 1990, all employees of First General, and property and equipment relating to loan servicing, were transferred to the Bank. At December 31, 1997 First General had total equity investments of $122,519, which included an investment in First General Lending Corporation of $120,819 and an investment in First General Insurance Agency of $1,699.

         FIRST GENERAL VENTURES CORPORATION. As of December 31, 1997, First General Ventures Corporation had a total investment in joint ventures of $86,121. The Bank believes that the market value of these investments is in excess of the book values. The assets of First General Land Corporation, one of the Bank's wholly-owned subsidiaries, were transferred to First General Ventures Corporation. First General Land Corporation was dissolved. As of December 31, 1997, the Bank had no loan commitments and does not presently intend to make loans to these joint ventures.

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

         As of December 31, 1997, the Bank's total deposits were $179.4 million.

         The following table indicates the amount of the Bank's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 1997.

                                                                     Certificates
                  Maturity Period                                    of Deposits
                  ---------------                                    -----------
                                                                    (In thousands)
                  Three months or less........................       $     19,452
                  Over three through six months...............              4,368
                  Over six through twelve months..............              6,370
                  Over twelve months..........................             10,832
                                                                     ------------
                    Total.....................................       $     41,022
                                                                     ============

         The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                                 Year Ended December 31,
                                                  -------------------------------------------------------
                                                            1996                            1997
                                                  -----------------------         -----------------------
                                                   Average        Average          Average        Average
                                                  Deposits         Rate           Deposits         Rate
                                                  --------        -------         --------        -------
                                                                       (Dollars in thousands)
Non-interest bearing demand deposits ...          $  3,671           --%          $  5,168           --%
Interest bearing demand deposits .......            20,897          2.9             23,672          3.1
Savings deposits .......................            17,852          2.7             16,484          2.7
Time deposits ..........................           123,825          5.7            131,995          5.7
                                                  --------          ---           --------          ---
   Total deposits ......................          $166,245          4.9%          $177,319          4.9%
                                                  ========          ===           ========          ===

                                                   (Continued on following page)

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

         The following table sets forth certain information regarding the Bank's short-term borrowings at the dates and for the periods indicated:

                                                             At or for the
                                                        Year Ended December 31,
                                                        -----------------------
                                                            1996       1997
                                                            ----       ----
                                                         (Dollars in thousands)
Amounts outstanding at end of period:
   FHLB of Atlanta advances..........................     $    --      $ --
Weighted average rate paid at period end:
   FHLB advances.....................................          --%       --%

Maximum amount of borrowings outstanding at any
  month end:
   FHLB advances.....................................     $10,000      $ --

Approximate average amounts outstanding for period:
   FHLB advances.....................................     $ 1,510      $ --
Approximate weighted average rate paid during
   period(1):
   FHLB advances.....................................         5.6%       --%


----------------

(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

         For further information on the Bank's borrowings, see Note 7 of Notes to Consolidated Financial Statements.

SELECTED FINANCIAL RATIOS

         The following table sets forth selected financial ratios of the Bank for the periods indicated:

                                                                Year Ended December 31,
                                                                -----------------------
                                                       1995             1996               1997
                                                       ----             ----               ----
Return on Assets (Net Income Divided By
Average Total Assets)(1)....................            0.8%             0.5%               1.0%
Return on Equity (Net Income Divided By
   Average Equity)(1).......................           10.2%             6.5%              12.7%
Equity-to-Assets Ratio (Average Equity
   Divided By Average Total Assets).........            7.8%             8.0%               8.1%
Dividend Payout Ratio (Dividends
   Declared Per Share Divided By Net
   Income Per Share)........................                            65.5%              34.5%

----------------

(1) Ratios have been annualized for the six-month periods ended December 31, 1996 and 1995.

LIQUIDITY AND RATE SENSITIVITY

         The following table sets forth the maturity distribution of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 1997, the Bank's interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the Bank's cumulative interest rate sensitivity gap, the ratio of interest-earning assets to interest-bearing liabilities, and the Bank's cumulative interest rate sensitivity gap ratio.

                                                          Over One        Over Five
                                         One Year         Through          Through           Over
                                         or Less         Five Years       Ten Years        Ten Years        Total
                                         -------         ----------       ---------        ---------       --------
                                                                 (Dollars in thousands)
Interest-Earning Assets: (1)
   Loans .......................        $  39,694         $ 37,510         $ 11,198         $51,655        $140,057
   Securities ..................           11,001           10,029            3,436          19,936          44,402
Other assets ...................            4,873               --               --              --           4,873
                                        ---------         --------         --------         -------        --------
     Total .....................        $  55,568         $ 47,539         $ 14,634         $71,591        $189,332
                                        =========         ========         ========         =======        ========

Interest-Bearing Liabilities:(2)
   Deposits ....................        $ 130,992         $ 46,356         $  2,029         $    --        $179,377
   Borrowings ..................              130              625            1,100           1,785           3,640
                                        ---------         --------         --------         -------        --------
     Total .....................        $ 131,122         $ 46,981         $  3,129         $ 1,785        $183,017
                                        =========         ========         ========         =======        ========

Interest Sensitivity Gap .......        $ (75,554)        $    558         $ 11,505         $69,806        $  6,315
                                        =========         ========         ========         =======        ========
Cumulative Interest Sensitivity
   Gap .........................        $ (75,554)        $(74,996)        $(63,491)        $ 6,315        $  6,315
                                        =========         ========         ========         =======        ========

------------------

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

                                                      Year ended December                      Year Ended December 31,
                                                         1995 vs. 1996                              1996 vs. 1997
                                                      Increase (Decrease)                        Increase (Decrease)
                                                      -------------------                        -------------------
                                              Volume        Rate          Total         Volume        Rate           Total
                                              ------        -----         -----         ------        -----         -------
                                                                         (In thousands)
Interest Income:
Loans ................................        $ 729         $ (35)        $ 694         $ 964         $ 524         $ 1,488
Securities ...........................         (489)          159          (330)         (463)           54            (463)
Other interest-earning assets ........          (76)           38           (38)           82            17              99
                                              -----         -----         -----         -----         -----         -------
Total interest earning assets ........        $ 164         $ 162         $ 326         $ 583         $ 595         $ 1,178
                                              =====         =====         =====         =====         =====         =======

Interest Expense:
Deposits .............................        $ 372         $ 237         $ 609         $ 543         $   7         $   550
Borrowed Funds .......................         (665)          (45)         (710)          (83)           (7)            (90)
                                              -----         -----         -----         -----         -----         -------
Total interest-bearing liabilities ...        $(293)        $ 192         $(101)        $ 460         $  --         $   460
                                              =====         =====         =====         =====         =====         =======

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

         In 1995 and 1996, institutions with SAIF-assessable deposits, like the Bank, were required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund (the "BIF"). In order to recapitalize the SAIF and to address the insurance premium disparity, the Deposit Funds Insurance Act of 1996 (the "1996 Act") authorized the FDIC to impose a one-time special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF to the statutorily designated reserve ratio of 1.25% of insured deposits. In view of the recapitalization of the SAIF, the FDIC set the effective insurance assessment rates payable by SAIF-insured institutions for 1997 at $0 to 0.27% of insured deposits, depending on an individual institution's risk classification. In addition, SAIF-insured institutions will be required, until December 31, 1999, to pay assessments to the FDIC at the annual rate of approximately .066% of insured deposits to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks will be assessed for payment of the FICO obligations at the annual rate of
 .013% of insured deposits. After December 31, 1999, BIF and SAIF member institutions will be assessed at the same rate for the FICO obligations.

         Under Alabama law, the approval of the Banking Department is required if the total of all the dividends declared by the Bank in any calendar year exceeds the Bank's net income as defined for that year combined with its retained net income for the preceding two calendar years.

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including the FDIC's capital adequacy guidelines for state non-member banks. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's and the Company's financial statements. See "--Capital Requirements."

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

         Under joint regulations of the federal banking agencies, including the FDIC, state nonmember banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the loan-to-value limits specified in the Guidelines for the various types of real estate loans. The Interagency Guidelines state that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits. The aggregate amount of loans in excess of the supervisory loan-to-value limits, however, should not exceed 100% of total capital and the total of such loans secured by commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital.

         Supervision, regulation and examination of the Holding Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of Holding Company stock or of the Holding Company as the holder of the stock of the Bank.

         Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies, and the FDIC has promulgated substantially similar capital adequacy regulations for state nonmember banks. These capital regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

         The regulations of the FRB and the FDIC require bank holding companies and state nonmember banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

         The risk-based capital rules of the FRB and the FDIC require bank holding companies and state nonmember banks, respectively, to maintain minimum regulatory capital levels based upon a weighing of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less intangible assets, primarily goodwill, with limited exceptions for mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock. The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets.

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

         The FDIC has issued final regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under such regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the regulations of the FDIC. As of December 31, 1997, the Bank was categorized as "well-capitalized" by the FDIC.

         See Item 6, "Management's Discussion and Analysis or Plan of Operation," and Note __ of Notes to Consolidated Financial Statements contained in the Holding Company's Annual Report to Stockholders for the year ended December 31, 1997 (Exhibit No. 13) which is incorporated herein by reference.

         Effects of Governmental Policy. The earnings and business of the Holding Company and the Bank have been and will be affected by the policies of various regulatory authorities of the United States, particularly the FRB. Important functions of the FRB, in addition to those enumerated above, include the regulation of the supply of money in light of general economic conditions within the United States. The instruments of monetary policy employed by the FRB for these purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on interest-earning assets.

         Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by the Bank on its deposits and its other borrowings and the interest received by the Bank on loans extended to customers and securities held in its investment portfolios comprises the major portion of the Bank's earnings. The earnings and gross income of the Bank thus have been and will be subject to the influence of economic conditions generally, both domestic and foreign, and also to monetary and fiscal policies of the United States and its agencies, particularly the FRB. The nature and timing of any future changes in such policies and their impact on the Bank are not predictable. . EMPLOYEES

         As of December 31, 1997, the Holding Company and the Bank had 81 full-time and 17 part-time employees.

         The employees are not represented by a collective bargaining agreement. The Holding Company and the Bank believe their employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position              Business Experience
----------------------              -------------------
Robert B. Nolen, Jr., 39 -          Mr. Nolen joined the Bank in 1987 as First
   President of the Holding         Vice President, Chief Financial Officer and
   Company and the Bank             Treasurer. Effective July 1, 1994, Mr. Nolen
                                    was appointed President and Chief Executive
                                    Officer of the Bank. As President of each of
                                    the Holding Company and Bank, Mr. Nolen is
                                    responsible for ensuring that the overall
                                    operations of the Holding Company and the
                                    Bank are carried out in accordance with the
                                    policies and procedures of the Board of
                                    Directors.

Mary Jo Gunter, 45 -                Ms. Gunter joined the Bank in September 1976
   Vice President of the            and has served in various lending related
   Holding Company and Senior       positions within the Bank. She is
   Vice President - Banking         responsible for branch operations,
   Services of the Bank.            personnel, loan servicing and other customer
                                    service areas.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB, including all documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Holding Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek," and "intend" and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Holding Company, as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

         The Holding Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Holding Company's principal executive offices and the Bank's main office are located at 1811 Second Avenue, Jasper, Alabama. At December 31, 1997, the Bank maintained four branches in Jasper, Haleyville, Sumiton and Vestavia, Alabama. The Haleyville branch is leased. The Bank also leases an administrative office in Jasper, Alabama, which is currently subleased to another financial institution.

         For further information on the Bank's lease commitments, see Note 4 of Notes to Consolidated Financial Statements.

         The total net book value of the Bank's investment in premises and equipment was $5,800,000 at December 31, 1997. See Note 4 of Notes to Consolidated Financial Statements for further information.

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

         Another suit is currently pending against the Bank in the Circuit Court for Walker County, Alabama which alleges that the Bank wrongfully took possession of a foreclosure property prior to foreclosure and converted such property to its use - White v. First Federal of Alabama. The plaintiff is seeking both compensatory and punitive damages.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Holding Company through a solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained under the section captioned "Market Price and Dividend Information" in the Bank's Annual Report to Stockholders for the year ended December 31, 1997 (the "Annual Report"), is incorporated herein by reference.

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


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 Certificate of Incorporation - Incorporated by reference to Exhibit 3.1 to Registrant's Annual
                           Report on Form 10-KSB for the six months ended
                           December 31, 1996.

                  3.2      Bylaws - Incorporated by reference to Exhibit 3.2 to
                           Registrant's Annual Report on Form 10-KSB for the six months ended December 31, 1996.

                  4 Form of Stock Certificate - Incorporated by reference to Exhibit 4 to Registrant's Annual Report on Form
                           10-KSB for the six months ended December 31, 1996.

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

                  13       Annual Report to Stockholders for the year ended
                           December 31, 1997. Except for the portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed "filed" as part of this Report.

                  21       Subsidiaries

                  23       Consent of Independent Accountants

                  27       Financial Data Schedule (SEC use only)

         (b)      Not applicable.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PINNACLE BANCSHARES, INC.


Date:  March 31, 1998                    By:    /s/ Robert B. Nolen, Jr.
                                                ------------------------
                                                Robert B. Nolen, Jr., President
                                                (Duly Authorized Representative)

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Robert B. Nolen, Jr.                               By:     /s/ James W. Cannon
       -------------------------------------                         ------------------------------
       Robert B. Nolen, Jr.                                          James W. Cannon
       President and Chief Executive Officer                         Director
       (Principal Executive Officer, Principal
       Financial Officer and Principal Accounting
       Officer)

Date:  March 31, 1998                                         Date:  March 31, 1998

By:    /s/ Albert H. Simmons                                  By:    /s/ Max W. Perdue
       -------------------------------------                         ------------------------------
       Albert H. Simmons                                             Max W. Perdue
       Chairman of the Board                                         Director

Date:  March 31, 1998                                         Date:  March 31, 1998

By:    /s/ O. H. Brown                                        By:    /s/ Greg Batchelor
       -------------------------------------                         ------------------------------
       O. H. Brown                                                   Greg Batchelor
       Director                                                      Director

Date:  March 31, 1998                                         Date:  March 31, 1998

By:    /s/ Sam W. Murphy                                      By:    /s/ Melvin R. Kacharos
       -------------------------------------                         ------------------------------
       Sam W. Murphy                                                 Melvin R. Kacharos
       Director                                                      Director

Date:  March 31, 1998                                         Date:  March 31, 1998

By:    /s/ J. T. Waggoner
       -------------------------------------
       J. T. Waggoner
       Director

Date:  March 31, 1998