Form 10QSB
period 1998-03-31
PINNACLE BANCSHARES INC
filed 1998-05-15
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                               -------------    ----------------

Commission file number 1-12707

                           Pinnacle Bancshares, Inc.
--------------------------------------------------------------------------------
         (Exact Name of Small Business Issuer as Specified in Its Charter)


            Delaware                                            72-1370314
------------------------------                              -------------------
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

Yes    X             No
    ------              ------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,792,085

         Transitional Small Business Disclosure Format (check one):

Yes                  No   X
    ------              ------

                                     PART I
                              FINANCIAL INFORMATION


                                                                              PAGE
                                                                              ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Condition
at March 31, 1998 (Unaudited) and December 31, 1997                            2

Condensed Consolidated Statements of  Financial Income
(Unaudited) for the three months ended March 31, 1997 and 1998                 3

Condensed Consolidated Statements of Cash Flows (Unaudited)
for the three months ended March 31, 1997 and March 31, 1998                   4

Notes to Condensed Consolidated Financial Statements                           5

The Condensed Consolidated Financial Statements furnished have not been audited by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial condition and the results for the periods presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              9


                                     PART I1
                                OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Signatures                                                                    12

ITEM 1. FINANCIAL STATEMENTS

                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                     December 31,        March 31,
                                                                         1997              1998
                                                                     ------------       ------------
                                                                                         (Unaudited)
ASSETS
 Cash on hand and in banks                                           $  2,747,482       $  3,665,558
 Interest-bearing deposits at other banks                               4,873,353         16,643,829
 Securities available for sale                                         44,423,262         39,625,951
 Accrued interest on securities and deposits                              491,104            232,647


Loans receivable, net                                                 137,676,037        131,970,668
Loans held for sale (fair value $1,857,042 and $3,242,275
    at December 31, 1997 and March 31, 1998, respectively)              1,857,042          3,242,275
Real estate owned                                                       2,140,003          1,919,546
Premises and equipment, net                                             5,785,279          5,861,912
Other  assets                                                            1955,466          2,182,130
                                                                     ------------       ------------
                                                                     $201,949,028        205,344,516
                                                                     ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                              179,377,212        181,966,444
Borrowed funds                                                          3,640,000          3,520,000
Official checks outstanding                                               836,383          1,010,177
Other liabilities                                                       1,314,305          1,707,456
                                                                     ------------       ------------
                                                                      185,167,900        188,204,077
                                                                     ------------       ------------

STOCKHOLDERS' EQUITY
Preferred stock, par $.01 per share, no shares issued,
    100,000 and 10,000,000 authorized                                           0                  0
Common stock, par $.01 per share, 1,786,586 and
    1,787,085 outstanding, 2,400,000 and 10,000,000 authorized             17,865             17,871
Additional paid-in capital                                              8,083,332          8,087,734
Retained earnings                                                       8,665,499          8,989,882
Unrealized gain on securities for sale, net                                14,432             44,952
                                                                     ------------       ------------
                                                                       16,781,128         17,140,439
                                                                     ------------       ------------
                                                                     $201,949,028       $205,344,516
                                                                     ------------       ------------


See accompanying notes to consolidated financial statements

                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS


                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                           --------------------------------
                                                                                               1997               1998
                                                                                           ------------        ------------
                                                                                                      (unaudited)
INTEREST REVENUE:
Interest on Loans                                                                          $  2,997,638        $  3,091,168
Interest and dividends on securities                                                            777,649             681,520
Other interest                                                                                   75,284             160,558
                                                                                           ------------        ------------
                                                                                              3,850,571           3,933,246
                                                                                           ------------        ------------
INTEREST EXPENSE:
Interest on deposits                                                                          2,132,471           2,182,018
Interest on borrowed funds                                                                       51,829              51,629
                                                                                           ------------        ------------
                                                                                              2,184,300           2,233,647
Net interest income before provision for
     loan losses                                                                              1,666,271           1,699,599
Provision for losses on loans                                                                    75,000             141,000
                                                                                           ------------        ------------
Net interest income after provision for                                                       1,591,271           1,558,599
    losses on loans

NONINTEREST INCOME:
Fees and service charges                                                                        152,253             160,142
Real estate operations, net                                                                      35,141              (1,446)
Net gain on sale of:

  Loans                                                                                          69,849             184,207
  Other Income                                                                                   60,750              56,561
                                                                                           ------------        ------------
                                                                                                317,993             399,464
                                                                                           ------------        ------------

NONINTEREST EXPENSE:
Compensation and benefits                                                                       599,946             656,243
Occupancy                                                                                       265,223             256,045
FDIC insurance                                                                                    6,074              28,140
Marketing and professional                                                                       33,297              38,193
Other                                                                                           203,599             208,945
                                                                                           ------------        ------------
                                                                                              1,108,139           1,187,566
                                                                                           ------------        ------------
Earnings before income tax expense                                                              801,125             770,497
Income Tax expense                                                                              298,796             267,404
                                                                                           ------------        ------------
Net earnings                                                                               $    502,329        $    503,093
                                                                                           ------------        ------------
Basic Earnings per share                                                                   $       0.28        $       0.28
Diluted Earnings per share                                                                 $       0.28        $       0.28
Cash Dividends per share                                                                   $       0.10        $       0.10
Weighted average shares outstanding                                                           1,779,646           1,787,049


See accompanying notes to consolidated financial statements.

                            PINNACLE BANCSHARES, INC,
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                           --------------------------------
                                                                                               1997               1998
                                                                                                      (unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
    Net earnings                                                                           $    502,329        $    503,093
    Adjustment to reconcile net earnings to net cash flows provided by operating activities:
       Depreciation                                                                             122,344             115,213
       Provision for losses on loans                                                             75,000             141,000
    Net (gain) loss on sale of:
       Loans held for sale                                                                      (69,849)           (184,206)
    Amortization, net                                                                            60,724             (82,512)
    Proceeds from sale of loans                                                               9,057,577           9,018,326
    Loans originated for sale                                                                (9,091,717)        (10,403,559)
    (Decrease) Increase in other assets                                                        (121,807)             21,417
    (Increase ) decrease  in other liabilities                                                  (40,051)            393,151
                                                                                           ------------        ------------
               Net cash provided by (used in) operating  activities                             494,550            (478,077)
                                                                                           ------------        ------------
CASH FLOWS  PROVIDED BY USED IN INVESTING ACTIVITIES:
    Principal collected on loans and securities                                              17,983,775          25,759,397
    Loans originated for portfolio                                                          (23,731,621)        (19,090,103)
    Net change in interest bearing deposits at other banks                                     (784,600)        (11,770,476)
    Proceeds from sale of securities                                                            196,000                  --
    Proceeds from maturing  securities                                                        1,113,340           4,000,000
    Proceeds from sale of fixed assets                                                          869,351                  --
    Purchase of premises and equipment                                                               --            (191,846)
    Proceeds from real estate owned, net                                                             --             220,457
                                                                                           ------------        ------------
               Net cash (used in) investing activities                                       (4,353,755)         (1,072,571)
                                                                                           ------------        ------------
CASH FLOWS USED IN FINANCING ACTIVITIES:
    Net increase ( decrease)  in passbook, NOW, and money market  deposit accounts            1,782,627           1,102,652
    Proceeds from sales of time deposits                                                      9,368,146           8,357,166
    Payments from maturing time deposits                                                     (6,710,726)         (6,870,586)
    Payments on borrowed funds                                                                 (110,000)           (120,000)
    Increase (decrease) in official checks outstanding                                          428,726             173,794
    Proceeds from stock options exercised                                                            --               4,408
    Payments of dividends                                                                      (177,965)           (178,710)
                                                                                           ------------        ------------
              Net cash provided by financing activities                                       4,580,808           2,468,724
                                                                                           ------------        ------------
NET (INCREASE) DECREASE IN CASH                                                                 721,603             918,076

CASH AT BEGINNING OF PERIOD                                                                   2,879,396           2,747,482
                                                                                           ------------        ------------
CASH AT END OF PERIOD                                                                      $  3,600,999        $  3,665,558
                                                                                           ============        ============
SUPPLEMENTAL DISCLOSURES:
    Cash payments for interest on deposits and borrowed funds                              $  1,965,358        $  1,989,731
    Cash payments for income taxes                                                               85,000             322,207
    Real estate acquired through foreclosure                                                  1,023,833             234,592


 See accompanying notes to consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Pinnacle Bancshares, Inc. (the "Company"), Pinnacle Bank (the "Bank"), and the Bank's wholly owned subsidiaries First General Services(s) and First General Ventures. All significant inter company transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three month period ending March 31, 1998, are not necessarily indicative of the results of operations which may be expected for the entire year.

These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company's financial statements.


2.  CONVERSION AND REORGANIZATION:

On January 29, 1997, the stockholders of the Bank approved the conversion of the Bank from a federal stock savings bank to an Alabama-chartered commercial bank and the reorganization of the converted Bank into the holding company form of ownership by approving an Agreement and Plan of Conversion and Reorganization, pursuant to which the converted bank subsidiary of the Company, and each outstanding share of common stock of the Bank was converted into one share of common stock of the Company. The fiscal year of the Company and the converted Bank ends on December 31, of each year.

3.  STOCK SPLIT:

On September 24, 1997, the Company announced that it Board of Directors had declared a two-for-one stock split to be effected in the form of a 100% stock dividend payable to shareholders of record on October 15, 1997.

4. YEAR 2000 RISK ASSESSMENT AND ACTION PLAN:

The Company is aware of the current concerns throughout the business community of reliance upon computer software that does not properly recognize the year 2000 in date formats, often referred to as the "Year 2000 Problem." The Year 2000 Problem is the result of software being written using two digits rather than four digits to define the applicable year (i.e., "98" rather than "1998"). A failure by a business to properly identify and correct a Year 2000 Problem in its operations could result in system failures or miscalculations. In turn, this could result in disruptions of operations, including among other things, a temporary inability to process transactions, or otherwise engage in routine business transactions on a day-to-day basis.

Operations of the Company depend upon the successful operation on a daily basis of its computer software programs. The Company relies upon software purchased from third-party vendors rather than internally generated software. In its analysis of the software, and based upon its ongoing discussions with these vendors, a plan of action has been put in place by the Company to minimize its risk exposure to the Year 2000 Problem.

As part of the plan, an oversight management committee has been set up to monitor vendor compliance, and identify systems and equipment crucial to the Company's operation. These systems are being tested to assure they will be able to handle the Year 2000 event, thus minimizing risk to the Company.


5. PENDING ACCOUNTING  PRONOUNCEMENTS:

The AICPA has issued Statements of Position 98-1, Accounting for the Costs of Computer Software Developed or obtained for Internal Use. This statement requires capitalization of external direct costs of materials and services; payroll and payroll related costs for employees directly associated; and interest cost during development of computer software for internal use (planning and preliminary costs should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use.

This statement is effective for financial statements for fiscal years beginning after December 15, 1998 (prospectively) and is not expected to have a material effect on the consolidated financial statements.

6. NET INCOME  PER SHARE:

Basic net income per share was computed by dividing net income by the weighted average number of share of common stock outstanding during the three month period ended March 31, 1998 and 1997, was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. As a result, the Company's reported net income per share for 1996 was restated. The following table represents the net income per share calculations for the three months ended March 31, 1998 and 1997, accompanied by the effect of this accounting change on previously reported earnings per share:


For the Three Months Ended                                           Net Income
March 31, 1998:                          Income          Shares       Per Share
---------------                          ------          ------       ---------

Net Income                              $ 503,093
Basic net income per share:
    Income available to common
      shareholders                      $ 503,093       1,787,049       $.28
                                        ---------       ---------       ----

Diluted securities:
    Stock option
Dilutive net income per share                   0           2,295
                                        ---------       ---------       ----
      Income available to common
      shareholders plus assumed
      conversations                     $ 503,093       1,789,344       $.28
                                        ---------       ---------       ----

March 31, 1997:
   Net Income                           $ 502,329
                                        ---------       ---------       ----
  Basic net income per share:
     Income available to common
        Shareholders                    $ 502,329       1,779,648       $.28
                                        ---------       ---------       ----
   Dilutive securities                          0           6,606
                                        ---------       ---------       ----

    Dilutive net income per share       $ 502,329       1,786,254       $.28
                                        ---------       ---------       ----

7. COMPREHENSIVE  INCOME:

The Company adopted SFAS No. 130 January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components.

The Company has classified the majority of its securities as available for sale in accordance with Financial Accounting Standards Board Statement No 115. For the quarter ended March 31, 1998, the unrealized gain on these securities increased by $40,897. For the quarter ended March 31, 1997, the unrealized loss on these securities decreased by $222,314. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of stockholders' equity, net of income tax effect. Accordingly, the Company recognized an increase of $30,520 for the quarter ending March 31, 1998 and a decrease of $165, 906 for the quarter ending March 31, 1997.

Since Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized loss serves to decrease or increase comprehensive income. The following table represents comprehensive income for the quarters ended March 31, 1998, and 1997:

                                                          1998            1997
                                                       ---------       ---------
Net Income                                             $ 503,093       $ 502,329
  Other Comprehensive  income (loss), net of tax
     Unrealized  gain (loss) on securities                30,520        (165,906)
                                                       ---------       ---------
  Comprehensive income                                 $ 533,613       $ 336,423
                                                       ---------       ---------



8. MARKET RISK:

  The Company believes that there have been no material changes in reported market risks since year end.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                   PINNACLE BANCSHARES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION: Total assets increased from $201.9 million as of December 31, 1997 to $205.3 million as of March 31, 1998. This increase was due primarily to an increase in cash and interest bearing deposits of approximately $12.7 million and was offset by a decrease in securities available for sale of approximately $4.8 million and a decrease in total loans of approximately $4.3 million.

INVESTMENTS: The Bank's investment portfolio at December 31, 1997 and at March 31, 1998 consisted primarily of U.S. Treasury and Agency securities with a majority maturing in two years or less. The Bank presently intends to sell most long-term fixed-rate mortgage loans as they are originated.

RESULTS OF OPERATIONS: Net interest income after the provision for loans losses on loans showed a decrease of $32,672 or 2.0% for the three month period ended March 31, 1998 as compared to the corresponding period in the previous year. This decrease was primarily due to an increase in the provision for loan losses of $66,000. Market interest rates have remained relatively steady during the three months ended March 31, 1998. However, if rates were to rise rapidly, the Banks net income would be adversely affected.

The Bank's yield on interest-bearing assets was approximately 8.18 % in the three months ended March 31, 1997 as well as the current three month period. The average deposits increased by $3.2 million The Bank's cost of funds increased from approximately 4.92% in the three month period ended March 31, 1997 to 4.93% in the current three month period.

Other non interest income, which includes fees and services charges , Real estate operations, net, net gain (loss) on sale of loans and other income increased approximately $81,471 in the three month period ended March 31, 1998, as compared to the corresponding prior year period. This increase was due primarily to an increase in gain on sale of mortgage loans of approximately $114,358 and was offset by slight decreases in all other non interest income. Other non interest expense increased by approximately $79,427. This increase was due primarily to an increase in compensation and benefits of approximately $56,297, an increase in FDIC insurance premiums of approximately $22,066 as well as slight increases in other non interest expense.

NET EARNINGS: The Bank reported net income for the first quarter ending March 31, 1998 of $503,093 or $0.28 per share, compared with a net income of $502,329, or $0.28 per share, in the first quarter last year.

CAPITAL RESOURCES: Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Bank's principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowings sources. At March 31, 1998, the Bank's total loan commitments, including construction loans in process and unused lines of credit were approximately $18.1 million. Management believes that the Bank's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At March 31, 1998 the Company and the Bank were in requirement with all regulatory capital requirements.

YEAR 2000 RISK ASSESSMENT AND ACTION PLAN: See Note 4 of Notes to Condensed Consolidated Financial Statements.

PENDING ACCOUNTING PRONOUNCEMENTS: See Note 5 of Notes to Condensed Financial Statements.

FORWARD-LOOKING STATEMENTS: This Quarterly Report on Form 10-QSB contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek" and "intend," and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward- looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or qualified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                  PART II  -  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-Kk


                  (A) Exhibit 27 - Financial Data schedule (SEC use only)


                  (B) No reports on Form 8-K were filed.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           PINNACLE BANCSHARES, INC


DATE:     May 14, 1998                     BY: /s/ Robert B. Nolen  Jr.
     ---------------------                     ---------------------------------
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