Form 10QSB
period 1998-06-30
PINNACLE BANCSHARES INC
filed 1998-08-14
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________________ to ________________

Commission file number 1-12707

                     Pinnacle Bancshares, Inc.
--------------------------------------------------------------------
 (Exact Name of Small Business Issuer as Specified in Its Charter)


              Delaware                               72-1370314
 ------------------------------------           -----------------------
   (State or Other Jurisdiction of                  (I.R.S. Employer)
   Incorporation or Organization)                  Identification No.)

        1811 Second Avenue, Jasper, Alabama  35502-1388
------------------------------------------------------------------------
           (Address of Principal Executive Offices)

                        (205) 221-4111
------------------------------------------------------------------------
           (Issuer's Telephone Number, Including Area Code)


------------------------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year, if Changed
                            Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,786,588

         Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

                                     PART I
                              FINANCIAL INFORMATION


                                                                              PAGE
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Condition at
June  30, 1998 (Unaudited) and December 31, 1997.                              2

Condensed Consolidated Statements of Financial Income
(Unaudited) for the three months ended June 30, 1997 and
1998 and for the six months ended June 30, 1997 and 1998.                      3

Condensed Consolidated Statements of Cash Flows (Unaudited)
for the six months ended June 30, 1997 and June 30, 1998.                      4

Notes to Condensed Consolidated Financial Statements.                          5

The Condensed Consolidated Financial Statements furnished have not been audited by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial condition and the results for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              9


                                     PART I1
                                OTHER INFORMATION

Item 3. Submission of  Matters to a Vote of Security Holder                   12


ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

Signatures                                                                    13


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      December 31,            June 30,
                                                                          1997                  1998
                                                                          ----                  ----
                                                                                              (Unaudited)
ASSETS
 Cash on hand and in banks                                            $  2,747,482           $  3,256,692
 Interest-bearing deposits at other banks                                4,873,353             16,971,055
 Securities available for sale                                          44,423,262             41,354,817
 Accrued interest on securities and deposits                               491,104                262,786

Loans receivable, net                                                  137,676,037            129,454,351
Loans held for sale (fair value $1,857,042 and $1,324,294
    at December 31, 1997 and June 30, 1998, respectively)                1,857,042              1,324,294
Real estate owned                                                        2,140,003              4,106,531
Premises and equipment, net                                              5,785,279              5,937,372
Other assets                                                             1,955,466              2,000,774
                                                                      ------------           ------------
                                                                      $201,949,028           $204,668,672
                                                                      ------------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                               179,377,212            181,935,180
Borrowed funds                                                           3,640,000              3,520,000
Official checks outstanding                                                836,383                596,074
Other liabilities                                                        1,314,305              1,135,190
                                                                      ------------           ------------
                                                                       185,167,900            187,186,444
                                                                      ------------           ------------
STOCKHOLDERS' EQUITY
Preferred stock, par $.01 per share, no shares issued,
    100,000 and 10,000,000 authorized                                            0                      0
Common stock, par $.01 per share, 1,786,586 and
    1,786,588 outstanding, 2,400,000 and 10,000,000 authorized              17,865                 17,865
Additional paid-in capital                                               8,083,332              8,083,332
Retained earnings                                                        8,665,499              9,313,423
Unrealized gain on securities for sale, net.                                14,432                 67,598
                                                                      ------------           ------------
                                                                        16,781,128             17,482,228
                                                                      ------------           ------------
                                                                      $201,949,028           $204,668,672
                                                                      ------------           ------------


See accompanying notes to consolidated financial statements.

\

                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS


                                                   Three Months Ended            Six Months Ended
                                                        June 30,                      June 30,
                                                        --------                      --------
                                                 1997            1998          1997            1998
                                                 ----            ----          ----            ----
INTEREST REVENUE:                                                    (unaudited)
Interest on loans                             $3,114,052      $3,024,942    $6,111,690      $6,116,110
Interest and dividends on securities             755,471         659,695     1,533,120       1,341,215
Other interest                                    83,754         255,476       159,039         416,034
                                              ----------      ----------    ----------      ----------
                                               3,953,277       3,940,113     7,803,849       7,873,359
INTEREST EXPENSE:
Interest on deposits                           2,160,038       2,221,494     4,292,509       4,403,512
Interest on borrowed funds                        51,829          50,693       103,659         102,322
                                              ----------      ----------    ----------      ----------
                                               2,211,867       2,272,187     4,396,168       4,505,834
                                              ----------      ----------    ----------      ----------
Net interest income before provision for
   loan losses                                 1,741,410       1,667,925     3,407,681       3,367,525
Provision for losses on loans                     74,274         141,000       149,274         282,000
                                              ----------      ----------    ----------      ----------
Net interest income after provision for
losses on loans                                1,667,136       1,526,925     3,258,407       3,085,525
                                              ----------      ----------    ----------      ----------
NONINTEREST INCOME:
Fees and service charges                         219,473         173,279       432,466         333,421
Real estate operations, net                       24,046          16,885        59,187          15,439
Net gain on sale of:
   Loans                                         107,960         159,260       177,809          43,467
   Real  estate                                    7,152             546         7,152             546
Other income                                       1,203          54,494           902         111,055
                                              ----------      ----------    ----------      ----------
                                                 359,834         404,464       677,516         803,928
                                              ----------      ----------    ----------      ----------
NONINTEREST EXPENSE:
Compensation and benefits                        657,197         656,320     1,257,144       1,312,563
Occupancy                                        253,784         239,663       519,008         495,708
Marketing and professional                        64,814          31,792        98,111          69,985
Other                                            213,706         235,736       423,065         472,821
                                              ----------      ----------    ----------      ----------
                                               1,189,501       1,163,511     2,297,328       2,351,077
                                              ----------      ----------    ----------      ----------
Earnings before tax expense                      837,469         767,879     1,638,595       1,538,376
Income tax expense                               312,572         266,721       611,369         534,125
                                              ----------      ----------    ----------      ----------
Net earnings                                     524,897         501,158     1,027,226       1,004,251
                                              ----------      ----------    ----------      ----------
Basic Earnings per share                      $     0.30      $    .0.28    $     0.58      $     0.56
Diluted Earnings per share                    $     0.29      $    .0.28    $     0.58      $     0.55
Cash Dividends per share                      $     0.10      $    .0.10    $     0.10      $     0.10
Weighted average shares outstanding            1,779,648       1,786,588     1,779,646       1,786,587


See accompanying notes to consolidated financial statements.

                            PINNACLE BANCSHARES, INC,
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Six Months Ended
                                                                                   June 30,
                                                                                   --------
                                                                            1997               1998
                                                                                 (unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
    Net earnings                                                          $  1,027,226      $  1,004,251
    Adjustment to reconcile net earnings to net cash flows
       provided by operating activities:
       Depreciation                                                            237,910           231,186
       Provision for losses on loans                                           149,274           282,000
    Net (gain) loss on sale of:
       Loans held for sale                                                    (177,809)         (343,467)
         Real estate owned                                                        0                 (546)
    Amortization, net                                                         (116,699)         (161,470)
    Proceeds from sale of loans                                             18,205,648        18,901,417
    Loans originated for sale                                              (19,531,178)      (18,368,669)
    Decrease (Increase) in other assets                                        108,452           183,010
    (Increase) decrease  in other liabilities                                 (305,593)         (206,708)
                                                                          -------------------------------
               Net cash provided by (used in) operating  activities           (402,769)        1,521,004
                                                                          -------------------------------
CASH FLOWS PROVIDED BY USED IN INVESTING ACTIVITIES:
    Principal collected on loans and securities                             45,231,987        55,554,522
    Loans originated for portfolio                                         (48,276,684)      (45,174,541)
    Net change in interest bearing deposits at other banks                  (1,156,377)      (12,097,702)
    Proceeds from the purchase of securities                                  (998,852)       (7,000,156)
    Proceeds from sale of securities                                           196,000           214,002
    Proceeds from maturing securities                                        2,010,000         8,000,000
    Purchase of premises and equipment                                        (363,677)         (383,279)
    Proceeds from sales of real estate, net                                     28,354              0
    Net change in real estate owned                                           (416,954)       (1,965,982)
                                                                          -------------------------------
               Net cash (used in) investing activities                      (3,746,203)       (2,853,136)
                                                                          -------------------------------
CASH FLOWS USED IN FINANCING ACTIVITIES:
    Net increase (decrease) in passbook, NOW, and money
      market deposit accounts                                                2,103,532           779,948
    Proceeds from sales of time deposits                                    14,241,163        17,123,615
    Payments from maturing time deposits                                   (12,039,538)      (15,345,595)
    Payments on borrowed funds                                                (110,000)         (120,000)
    Increase (decrease) in official checks outstanding                         728,400          (240,309)
    Proceeds from stock options exercised                                         0                1,500
    Payments of dividends                                                     (355,929)         (357,817)
                                                                          -------------------------------
               Net cash provided by financing activities                     4,567,628         1,841,342
                                                                          -------------------------------
Net (increase) decrease in cash                                                418,656           509,210
CASH AT BEGINNING OF PERIOD                                                  2,879,396         2,747,482
                                                                          -------------------------------
CASH AT END OF PERIOD                                                     $  3,298,052      $  3,256,692
                                                                          ===============================
SUPPLEMENTAL DISCLOSURES:
    Cash payments for interest on deposits and borrowed funds             $  3,937,930      $  4,025,519
    Cash payments for income taxes                                        $    787,844      $    662,207


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

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the six month period ended June 30, 1998, are not necessarily indicative of the results of operations which may be expected for the entire year.

These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company's financial statements.

2.  STOCK SPLIT:

On September 24, 1997, the Company announced that it Board of Directors had declared a two-for-one stock split to be effected in the form of a 100% stock dividend payable to shareholders of record on October 15, 1997. All share and per share information included in these financial statements have been restated to give effect for the stock split.

3.  YEAR 2000 RISK ASSESSMENT AND ACTION PLAN:

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

4.  PENDING ACCOUNTING PRONOUNCEMENTS:

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


The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities. The statement requires derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivatives' fair value be recognized currently in earnings unless specified hedge accounting criteria are met.

This statement is effective for fiscal years beginning after June 15, 1999 (prospectively) and is not expected to have a material effect on the consolidated financial statements.

5. NET INCOME PER SHARE:

Basic net income per share was computed by dividing net income by the weighted average number of share of common stock outstanding during the three and six month periods ended June 30, 1998 and 1997, was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," effective December 15,1997. As a result, the Company's reported net income per share for 1996 was restated. The following table represents the net income per share calculations for the three and six months ended June 30, 1998 and 1997:


                                                                           Net Income
For the Three Months Ended June 30, 1998:          Income         Shares   Per Share
                                                ------------------------------------
    Net Income                                  $  501,158
                                                ------------------------------------
Basic net income per share:
    Income available to common shareholders     $  501,158       1,786,587     $.28
                                                ------------------------------------
Diluted securities:
    Stock option
Dilutive net income per share                        0              26,847
    Income available to common
    shareholders plus assumed conversations     $  501,158       1,813,434     $.28
                                                ------------------------------------
For the Three Months Ended June 30, 1997:
   Net Income                                   $  524,847
                                                ------------------------------------
Basic net income per share:
   Income available to common shareholders      $  524,897       1,779,648     $.30
                                                ------------------------------------
Diluted securities:
   Stock option
Dilutive net income per share                        0              18,140
                                                ------------------------------------
   Income available to common
   shareholders plus assumed conversations      $  524,897       1,797,788     $.29
                                                ------------------------------------


                                                                           Net Income
For the Six Months Ended June 30, 1998            Income         Shares    Per Share
                                                ------------------------------------
  Net Income                                    $1,004,251
                                                ------------------------------------
Basic net income per share:
  Income available to common shareholders       $1,004,251       1,786,588     $.56
                                                ------------------------------------
Diluted securities:
  Stock option
Dilutive net income per share                        0              28,099
                                                ------------------------------------
  Income available to common
  shareholders plus assumed conversations       $1,004,251       1,814,687     $.55
                                                -----------------------------------

For the Six Months Ended June 30, 1997:
 Net Income                                     $1,027,226
                                                ------------------------------------
Basic net income per share:
 Income available to common shareholders        $1,027,226       1,779,646     $.58
                                                ------------------------------------
Diluted securities:
 Stock option
Dilutive net income per share                        0              12,606
                                                ------------------------------------
   Income available to common
     shareholders plus assumed conversations    $1,027,226       1,792,252     $.58
                                                ------------------------------------


6. COMPREHENSIVE  INCOME:

The Company adopted SFAS No. 130 on January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components.

The Company has classified the majority of its securities as available for sale in accordance with Financial Accounting Standards Board Statement No 115. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of stockholders' equity, net of income tax effect.

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized loss serves to decrease or increase comprehensive income. The following table represents comprehensive income for the three and six month periods ended June 30, 1998, and 1997:


     For the three months ended                            1998             1997
                                                           ----             ----
     Net income                                          $  501,158      $  524,897
    Other comprehensive income (loss), net of tax
     Unrealized gain (loss) on securities                    22,646         146,922
                                                         ----------      ----------
    Comprehensive income                                 $  523,804      $  671,819
                                                         ----------      ----------

     For the six months ended                              1998              1997
                                                           ----              ----
     Net income                                          $1,004,251      $1,027,226
    Other comprehensive income (loss), net of tax
     Unrealized gain (loss) on securities                    53,166          19,521
                                                         ----------      ----------
    Comprehensive income                                 $1,057,417      $1,007,705
                                                         ----------      ----------


7. MARKET RISK:

  The Company believes that there have been no material changes in reported market risks since year end.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION

                   PINNACLE BANCSHARES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION: Total assets increased from $201.9 million as of December 31, 1997 to $204.7 million as of June 30, 1998. This increase was due primarily to an increase in cash and interest bearing deposits of approximately $12.6 million as well as an increase in real estate owned of approximately $2.0 million. This increase offset by a decrease in securities available for sale of approximately $3.1 million and a decrease in total loans of approximately $8.8 million.

INVESTMENTS: The Bank's investment portfolio at December 31, 1997 and at June 30, 1998 consisted primarily of U.S. Treasury and Agency securities with a majority maturing in two years or less. The Bank presently intends to sell most long-term fixed-rate mortgage loans as they are originated.

RESULTS OF OPERATIONS: Net interest income after the provision for loan losses on loans showed a decrease of $140,211 or 8.4% for the three month period ended June 30, 1998 as compared to the corresponding period in the previous year. This decrease was due to an increase in the provision for loan losses of $66,726,a decrease in interest income of $13,165 and an increase in interest expense of $60,320. Net interest income after the provision for loan losses showed a decrease of $172,883 or 5.3% for the six month period ended June 30, 1998 as compared to the corresponding period in the previous year. This decrease was due to an increase in the provision for loan losses of $132,726, an increase in interest expense of $109,666 and was offset by a increase in interest income of $69,509. Market interest rates remained relatively steady during the six months ended June 30, 1998. However, if rates were to rise rapidly, net income may be adversely affected.

The Bank's yield on interest-bearing assets decreased from approximately 8.22% in the six month period ended June 30, 1997, to approximately 8.17% in the current year period. This decrease was due in part to a decrease in interest rates and an increase in non performing loans. The Bank's cost of funds increased from 4.89% in the six month period ending June 30, 1997 to 4.93% in the current year period. This was due in part to an increase in average deposits of $4.6 million.

Other non interest income, which includes fees and services charges, real estate operations, net, net gain (loss) on sale of loans and other income increased approximately $44,630 and $126,412 in the three and six month periods ended June 30, 1998 as compared to the corresponding prior year periods. These increases were due primarily to increases in gain on sale of mortgage loans of approximately $51,300 and $165,658 for the three and six month periods and were offset by slight decreases in all other non interest income in both periods.

Other non interest expense decreased by approximately $25,990 in the three month period ended June 30, 1998 and increased approximately $53,749 in the six month period ended June 30, 1998 as compared to the corresponding prior year periods. The decrease in the three month period ended June 30, 1998 was due primarily to an decrease in marketing and professional expense of approximately $33,022, a decrease in occupancy expense of approximately $14,121 and was offset by slight increases in other non interest expense. The increase in the six month period ended June 30 1998 was due to an increase in compensation expense of approximately $55,419 and was offset by decreases in other noninterest expense.

NET EARNINGS: The Company reported net income for the three months ended June 30, 1998 of $501,158 or $0.28 per share, compared with net income of $524,897 or $0.28 per share, for the three months ended June 30, 1997. The Company reported net income for the six months period ended June 30, 1998 of $1,004,251 or $0.56 per share, compared to $1,027,226 or $0.58 per share, for the six month period ended June 30 1997. This decrease was primarily due to an increase in the provision for loans losses.

CAPITAL RESOURCES: Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Bank's principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the Federal Home Loan Bank of Atlanta and other borrowings sources. At June 30, 1998, the Bank's total loan commitments, including construction loans in process and unused lines of credit were approximately $22.8 million. Management believes that the Bank's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At June 30, 1998, the Company and the Bank exceeded all regulatory capital requirements.

YEAR 2000 RISK ASSESSMENT AND ACTION PLAN: See Note 4 of Notes to Condensed Consolidated Financial Statements.

PENDING ACCOUNTING PRONOUNCEMENTS: See Note 5 of Notes to Condensed Financial Statements.

FORWARD-LOOKING STATEMENTS: This Quarterly Report on Form 10-QSB contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek" and "intend," and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or qualified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                           PART II - OTHER INFORMATION


         ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             ON MAY 27, 1998 THE COMPANY HELD ITS ANNUAL MEETING OF STOCKHOLDERS AT WHICH THE FOLLOWING MATTER WAS CONSIDERED AND VOTED ON:

         PROPOSAL I  -  ELECTION OF DIRECTORS


         NOMINEES                    FOR                   WITHHELD
         --------                    ---                   --------
         Greg Batchelor           1,454,279                 1,002
         Melvin R. Kacharos       1,454,270                 8,802


         There were no abstentions or broker non-votes.



         ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K


                     (A) Exhibit 27 - Financial Data schedule (SEC use only)


                     (B) No reports on Form 8-K were filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 PINNACLE BANCSHARES, INC


DATE:     August 14, 1998               BY: /s/ Robert B. Nolen Jr.
     -----------------------                ---------------------------------
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