Form 10QSB
period 1998-09-30
PINNACLE BANCSHARES INC
filed 1998-11-16
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September  30, 1998

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission file number 1-12707

                            Pinnacle Bancshares, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                           72-1370314
-------------------------------                          -------------------
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

Yes      X        No
     ----------      ---------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,789,586

         Transitional Small Business Disclosure Format (check one):

Yes               No       X
     ----------      ---------

                                     PART I
                              FINANCIAL INFORMATION


                                                                                         PAGE
                                                                                         ----
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Condition at September 30, 1998
(Unaudited) and December 31, 1997.                                                         2

Condensed Consolidated Statements of Financial Operations (Unaudited) for the
three months ended September 30, 1997 and 1998 and for the nine months ended
September 30, 1997 and 1998.                                                               3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months
ended September 30, 1997 and September 30, 1998.                                           4

Notes to Condensed Consolidated Financial Statements.                                      5

The Condensed Consolidated Financial Statements furnished have not been audited by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial condition and the results for the periods presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                          9



                                     PART I1
                                OTHER INFORMATION




ITEM 5. OTHER INFORMATION                                                                 12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                  12

Signatures                                                                                13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                           December 31,           September 30,
                                                                               1997                  1998
                                                                          ------------            ------------
                                                                                                  (Unaudited)
ASSETS
 Cash on hand and in banks                                                $  2,747,482            $  2,580,977
 Interest-bearing deposits at other banks                                    4,873,353              25,500,438
 Securities available for sale                                              44,423,262              42,141,631
 Accrued interest on securities and deposits                                   491,104                 304,132


Loans receivable, net                                                      137,676,037             129,319,405
Loans held for sale (fair value $1,857,042 and $2,718,853
    at December 31, 1997 and September 30, 1998, respectively)               1,857,042               2,718,853
Real estate owned                                                            2,140,003               3,351,890
Premises and equipment, net                                                  5,785,279               6,270,378
Other  assets                                                                1,955,466               2,036,725
                                                                          ------------            ------------
                                                                          $201,949,028            $214,224,429
                                                                          ------------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                   179,377,212             190,888,442
Borrowed funds                                                               3,640,000               3,520,000
Official checks outstanding                                                    836,383                 952,261
Other liabilities                                                            1,314,305               1,357,787
                                                                          ------------            ------------
                                                                           185,167,900             196,718,490
                                                                          ------------            ------------

STOCKHOLDERS' EQUITY
Preferred stock, par $.01 per share, no shares issued,
    100,000 and 10,000,000 authorized                                                0                       0
Common stock, par $.01 per share, 1,786,586 and
    1,786,586 outstanding, 2,400,000 and 10,000,000 authorized                  17,865                  17,865
Additional paid-in capital                                                   8,083,332               8,083,332
Retained earnings                                                            8,665,499               9,212,251
Unrealized gain on securities for sale, net                                     14,432                 192,491
                                                                          ------------            ------------
                                                                            16,781,128              17,505,939
                                                                          ------------            ------------
                                                                          $201,949,028            $214,224,429
                                                                          ------------            ------------

See accompanying notes to consolidated financial statements

                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS

                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                                 1997              1998             1997             1998
                                             -----------      ------------      -----------     ------------
                                                                        (unaudited)
INTEREST REVENUE:
Interest on loans                            $ 3,192,781      $  3,064,108      $ 9,304,472     $  9,180,218
Interest and dividends on securities             713,843           663,903        2,246,961        2,005,116
Other interest                                    94,901           286,919          255,441          703,553
                                             -----------      ------------      -----------     ------------
                                               4,001,525         4,014,930       11,806,874       11,888,887
INTEREST EXPENSE:
Interest on deposits                           2,191,068         2,309,365        6,483,577        6,712,877
Interest on borrowed funds                        51,829            49,218          155,488          151,540
                                             -----------      ------------      -----------     ------------
                                               2,242,897         2,358,583        6,639,065        6,864,417
                                             -----------      ------------      -----------     ------------

Net interest income before provision for
     loan losses                               1,758,628         1,656,347        5,167,809        5,024,470
Provision for losses on loans                     75,000           350,000          224,274          632,000
                                             -----------      ------------      -----------     ------------

Net interest income after provision for
losses on loans                                1,683,628         1,306,347        4,943,535        4,392,470
NONINTEREST INCOME:
Fees and service charges                         206,696           203,350          639,163          646,899
Real estate operations, net                       33,471            28,134           92,657           43,572
Net gain (loss) on sale of:
   Loans                                          78,991           161,834          270,328          505,301
   Investments                                     1,276                 0            1,276                0
   Real  estate                                    6,376          (399,028)               0         (398,482)
Other income                                         174               198            1,074              526
                                             -----------      ------------      -----------     ------------
                                                 326,984            (5,512)       1,004,498          797,816
                                             -----------      ------------      -----------     ------------
NONINTEREST EXPENSE:
Compensation and benefits                        616,100           667,602        1,873,244        1,980,165
Occupancy                                        253,216           272,114          772,224          767,822
Marketing and professional                        42,847            35,507          140,959          105,492
Other                                            216,621           232,646          641,184          705,465
                                             -----------      ------------      -----------     ------------
                                               1,128,784         1,207,869        3,427,611        3,558,944
                                             -----------      ------------      -----------     ------------
Earnings before tax expense                      881,828            92,966        2,520,422        1,631,342
Income tax expense                               328,659            14,990          940,026          549,115
                                             -----------      ------------      -----------     ------------
Net earnings                                     553,169            77,976        1,580,396        1,082,227
                                             -----------      ------------      -----------     ------------
Basic Earnings per share                     $      0.31      $       0.04      $      0.89     $       0.61
Diluted Earnings per share                   $      0.30      $       0.04      $      0.87     $       0.60
Cash Dividends per share                     $      0.09      $       0.10      $      0.09     $       0.10
 Weighted average shares outstanding           1,779,646         1,786,586        1,779,646        1,786,586

See accompanying notes to consolidated financial statements.

                            PINNACLE BANCSHARES, INC,
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                            ------------------------------------
                                                                                                1997                     1998
                                                                                                         (unaudited)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
    Net earnings)                                                                           $  1,580,396             $  1,082,227
    Adjustment to reconcile net earnings to net cash flows provided by operating activities:
       Depreciation                                                                              335,155                  349,927
       Provision for losses on loans                                                             224,274                  632,000
    Net (gain) loss on sale of:
       Loans held for sale                                                                      (270,328)                (505,301)
       Securities                                                                                 (1,276)                       0
       Real estate owned                                                                               0                  398,482
    Amortization, net                                                                           (223,045)                (270,724)
    Proceeds from sale of loans                                                               25,256,603               42,338,611
    Loans originated for sale                                                                (25,438,441)             (43,200,422)
    Decrease (Increase) in other assets                                                          232,948                  105,713
    (Increase)  decrease  in other liabilities                                                  (161,595)                 (48,418)
                                                                                            ------------             ------------
               Net cash provided by (used in) operating  activities                            1,534,691                  882,095
                                                                                            ------------             ------------
CASH FLOWS PROVIDED BY USED IN INVESTING ACTIVITIES:
    Principal collected on loans and securities                                               69,011,734               69,399,084
    Loans originated for portfolio                                                           (74,202,516)             (57,620,574)
    Net change in interest bearing deposits at other banks                                    (3,095,908)             (20,627,085)
    Proceeds from the purchase of securities                                                    (998,852)             (15,940,265)
    Proceeds from sale of securities                                                             196,000                  214,002
    Proceeds from maturing  securities                                                         6,022,380               15,000,000
    Purchase of  premises and equipment                                                         (585,654)                (835,026)
    Net change in real estate owned                                                           (1,337,735)              (1,610,369)
                                                                                            ------------             ------------
               Net cash (used in) investing activities                                        (4,990,551)             (12,020,233)
                                                                                            ------------             ------------
CASH FLOWS USED IN FINANCING ACTIVITIES:
    Net increase  in  passbook, NOW, and money market  deposit accounts                          554,931                  771,935
    Proceeds from sales of time deposits                                                      24,626,753               30,832,696
    Payments from maturing time deposits                                                     (21,538,775)             (20,093,401)
    Payments on borrowed funds                                                                  (110,000)                (120,000)
    Increase (decrease) in official checks outstanding                                           180,408                  115,878
    Proceeds from stock options exercised                                                              0                    1,500
    Payments of dividends                                                                       (537,624)                (536,975)
                                                                                            ------------             ------------
               Net cash provided  by (used in) financing  activities                           3,175,693               10,971,633
                                                                                            ------------             ------------
Net increase (decrease) in cash                                                                 (280,167)                (166,505)
                                                                                                                     ------------
CASH AT BEGINNING OF PERIOD                                                                    2,879,396                2,747,482
                                                                                            ------------             ------------
CASH AT END OF PERIOD                                                                       $  2,599,229             $  2,580,977
                                                                                            ============             ============
SUPPLEMENTAL DISCLOSURES:
    Cash payments for interest on deposits and borrowed funds                               $  6,123,617             $  6,228,791
    Cash payments for income taxes                                                          $  1,022,644             $    837,207


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

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the nine month period ended September 30, 1998, are not necessarily indicative of the results of operations which may be expected for the entire year.

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

Management has implemented a Company-wide initiative for preparing its systems, applications and equipment for functionality in the Year 2000 and beyond. The Company's Year 2000 project consists of three phases: (1) awareness and assessment, (2) testing and implementation and (3) remediation and renovation. The awareness and assessment phase, in which the

Company evaluated the potential effect of the Year 2000 Problem on the Bank and its customers, has been completed. The testing and implementation phase, in which the Company tested critical systems, applications and equipment for Year 2000 compliance, is well underway and must be substantially complete by December 31, 1998. The remediation and renovation phase, in which the Company will install system upgrades and enhancements of technology, is to be completed by June 30, 1999.

The Company continues to monitor efforts to ready internal systems to correct the Year 2000 Problem. Highest priority has been assigned to those systems determined to be critical to the ongoing operations of the Company.

The Company has developed a contingency plan that would be implemented immediately if the Bank's system fails upon the commencement of Year 2000. Mission critical functions, including data processing, deposit servicing, teller operations and loan servicing would resort to a manual system.

The Company has modified its credit risk assessment to include consideration of incremental risk that may be posed by the inability of customers to address the Year 2000 Problem. The Company has developed policies and procedures to help identify potential customer related risks to the Company and to gain a better understanding of how its customers are managing their own risks associated with the Year 2000 Problem. Additionally, the Company has implemented a process for assessing the readiness of its major vendors and suppliers. There can be no assurance, however, that the systems of these outside parties will be remediated on a timely basis, or that a failure to remediate would not have a material adverse effect on the Company.

As of September 30, 1998, the Company had incurred minimal direct compliance costs associated with the Year 2000 Problem. The Company estimates that $120,000 will approximate total direct compliance costs through the Year 2000, most of which will be incurred in connection with the remediation and renovation phase. The Company does not separately track internal costs incurred for Year 2000 compliance; such costs are principally related to payroll expenditures. Funding for such costs has been and will be derived from normal operating cash flow.

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

5.  NET INCOME PER SHARE:

Basic net income per share was computed by nine month periods ended September 30, 1998 and 1997, was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," effective December 15,1997. As a result, the Company's reported net income per share for 1996 was restated. The following table represents the net income per share calculations for the three and nine months ended September 30, 1998 and 1997:

                                                                                                             Net Income
                                                                        Income              Shares            Per Share
                                                                       ------------------------------------------------
For the Three Months Ended September 30, 1998:
   Net Income                                                          $   77,976
                                                                       ------------------------------------------------
Basic net income per share:
   Income available to common shareholders                             $   77,976          1,786,586            $   .04
                                                                       ------------------------------------------------
Diluted securities:
   Stock option
Dilutive net income per share                                                   0             26,001
                                                                       ------------------------------------------------
    Income available to common                                         $   77,976          1,812,587            $   .04
                                                                       ------------------------------------------------
For the Three Months Ended September 30, 1997:
  Net Income                                                           $  553,169
                                                                       ------------------------------------------------
Basic net income per share:
  Income available to common shareholders                              $  553,169          1,779,648            $   .31
                                                                       ------------------------------------------------
Diluted securities:
  Stock option
Dilutive net income per share                                                   0             34,466
                                                                       ------------------------------------------------
    Income available to common                                         $  553,169          1,814,114            $   .30
                                                                       ------------------------------------------------

                                                                                                             Net Income
                                                                        Income              Shares            Per Share
                                                                       ------------------------------------------------
For the Nine Months Ended September 30, 1998:
  Net Income                                                           $1,082,227
                                                                       ------------------------------------------------
Basic net income per share:
  Income available to common shareholders                              $1,082,227          1,786,586            $   .61
                                                                       ------------------------------------------------
Diluted securities:
   Stock option
Dilutive net income per share                                                   0             26,001
                                                                       ------------------------------------------------
    Income available to common
     shareholders plus assumed conversations                           $1,082,227          1,812,587            $   .60
                                                                       ------------------------------------------------


For the Nine Months Ended September 30, 1997:
  Net Income                                                           $1,580,396
                                                                       ------------------------------------------------
Basic net income per share:
  Income available to common shareholder                               $1,580,396          1,779,648            $   .89
                                                                       ------------------------------------------------
Diluted securities:
   Stock option
Dilutive net income per share                                                   0               34,466
                                                                       ------------------------------------------------
   Income available to common
     shareholders plus assumed conversations                           $1,580,396          1,814,114            $   .87
                                                                       ------------------------------------------------



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

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized loss serves to decrease or increase comprehensive income. The following table represents comprehensive income for the three and nine month periods ended September 30, 1998, and 1997:

                                                              1997                   1998
                                                           -----------             ----------
 For the  three months ended
 Net income                                                $   553,169             $   77,976
 Other comprehensive  income (loss), net of tax
   Unrealized  gain (loss) on securities                        19,156                124,893
                                                           ----------------------------------
 Comprehensive income                                      $   572,325             $  202,869
                                                           ----------------------------------



                                                              1997                   1998
                                                           -----------             ----------
 For the nine months ended
 Net income                                                $ 1,580,396             $1,082,227
 Other comprehensive  income (loss), net of tax
   Unrealized  gain (loss) on securities                          (365)               178,058
                                                           ----------------------------------
 Comprehensive income                                      $ 1,580,031             $1,260,285
                                                           ----------------------------------


7. MARKET RISK:

The Company believes that there have been no material changes in reported market risks since year end.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION

                   PINNACLE BANCSHARES, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION: Total assets increased from $201.9 million as of December 31, 1997 to $214.2 million as of September 30, 1998. This increase was due primarily to an increase in cash and interest bearing deposits of approximately $20.5 million as well as an increase in real estate owned of approximately $1.2 million. This increase was offset by a decrease in securities available for sale of approximately $2.3 million and a decrease in total loans of approximately $7.5 million, as well as slight increases in all other assets.

INVESTMENTS: The Bank's investment portfolio at December 31, 1997 and at September 30, 1998 consisted primarily of U.S. Treasury and Agency securities with a majority maturing in three years or less. The Bank presently intends to sell most long-term fixed-rate mortgage loans as they are originated.

RESULTS OF OPERATIONS: Net interest income after the provision for loan losses on loans showed a decrease of $377,281 or 22.4% for the three month period ended September 30, 1998 as compared to the corresponding period in the previous year. This decrease was due to an increase in the provision for loan losses of $275,000, an increase in interest income of $13,405 and an increase in interest expense of $115,686. Net interest income after the provision for losses on loans showed a decrease of $551,065 or 11.2% for the nine month period ended September 30, 1998 as compared to the corresponding period in the previous year. This decrease was due to an increase in the provision for loan losses of $407,726 and an increase in interest income of $82,013 and an increase in interest expense of $225,352. Market interest rates remained relatively steady during the nine months ended September 30, 1998. However, if rates were to rise rapidly, net income may be adversely affected.

The Bank's yield on interest-bearing assets decreased from approximately 8.30% in the nine month period ended September 30, 1997, to approximately 8.18% in the current year period. This decrease was due in part to a decrease in interest rates and an increase in non performing loans. The Bank's cost of funds increased from 4.93% in the nine month period ending September 30, 1997 to 4.97% in the current year period.

Non interest income, which includes fees and services charges, real estate operations, net, net gain (loss) on sale of loans and other income decreased approximately $332,496 and $206,682 in the three and nine month periods ended September 30, 1998 as compared to the corresponding prior year periods. The decrease in the three month period ended September 30, 1998 was due primarily to loss on sale of real estate owned of approximately $400,304 and was offset by an increase in the gain on sale of mortgage loans of approximately $82,843 as well as slight increases in other non interest income. The decrease in the nine month period ending September 30, 1998 was due primarily to a loss on the sale of real estate owned of approximately $399,758, a decrease in real estate operation, net of approximately $49,085. This increase was offset by an increase in the gain on sale of mortgage loans of approximately $234,973 as well slight increases in all other non interest income.

Non interest expense increased approximately $79,084 and $131,333 in the three and nine month periods ended September 30, 1998 as compared to the corresponding prior year periods. The increase in the three month period ended September 30, 1998, was due primarily to an increase in compensation expense of approximately $51,502, an increase in occupancy expense of approximately $18,898, an increase in other non interest expense of approximately $16,024. This increase was offset by a decrease in marketing and professional expense of approximately $7,340. The increase in the nine month period ended September 30, 1998, was due primarily to an increase in compensation expense of approximately $106,921,an increase in other non interest expense of approximately $64,281. The increase was offset by a decrease in marketing and professional expense of approximately, $35,467, and a decrease in occupancy expense of approximately $4,402.

NET EARNINGS: The Company reported net income for the three months ended September 30, 1998 of $77,976 or $0.04 per share, compared with net income of $553,169 or $0.31 per share, for the three months ended September, 1997. The Company reported net income for the six months period ended September 30, 1998 of $1,082,227 or $0.61 per share, compared to $1,580,396 or $0.89 per share, for the six month period ended September 30 1997. This decrease was primarily due to an increase in the provision for loan losses of approximately $275,000 and $407,726 and a loss on the sale of real estate owned of approximately $400,304 and $399,758 for three and nine month periods ended September 30, 1998. The decrease in both net income and net interest income was primarily attributable to two factors: a loss on the sale of real estate owned (REO) of $400,000 and a $408,000 increase in the provision for loan losses, from $224,000 in the nine months ended September 30, 1997, to $632,000 in 1998. The loss on the sale of REO related to a golf course loan in Walker County, Alabama, and was a one-time charge to earnings. The increase in the provision for loan losses in 1998 to $350,000 from $75,000 in 1997 was due to an increase in the level of charge-offs. Charge-offs increased to $576,000 for the nine months ended September 30, 1998, of which $250,000 related to the golf course loan, compared to $389,000 for the nine months ended September 30, 1997. The allowance for loan losses at September 30, 1998, increased to $1,290,000, from $1,234,000 at December 31, 1997.

CAPITAL RESOURCES: Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Bank's principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the Federal Home Loan Bank of Atlanta and other borrowings sources. At September 30, 1998, the Bank's total loan commitments, including construction loans in process and unused lines of credit were approximately $22.3 million. Management believes that the Bank's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At September 30, 1998, the Company and the Bank exceeded all regulatory capital requirements.

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


                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         Effective June 29, 1998, the Securities and Exchange Commission adopted an amendment to Rule 14a-4 under the Securities Exchange Act of 1934. As amended, Rule 14a-4(c)(1) relates to the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal which the stockholder has not sought to include in the Company's proxy statement. If the proponent of the proposal fails to notify the Company by the date established by the notice provision in the Company's Certificate of Incorporation, management proxies will be allowed to use their discretionary voting authority if the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

         The Certificate of Incorporation of the Company provides an advance notice procedure for certain business to be brought before an annual meeting of stockholders. In order for a stockholder to properly bring business before an annual meeting, the stockholder must give written notice to the Secretary of the Company not less than 30 nor more than 60 days prior to the date of such meeting; provided, however, that if less than 40 days' notice of the meeting is given to stockholders, written notice by the stockholder to be timely must be delivered or mailed to the Secretary of the Company not later than the close of business on the tenth day following the day on which notice of the meeting was mailed to stockholders.

         With respect to the Company's 1999 Annual Meeting of Stockholders, which will be held at CHS Activity Center, 204 19th Street, Jasper, Alabama, on May 26, 1999, if the Company is not provided notice of a stockholder proposal, which the stockholder has not previously sought to include in the Company's proxy statement, by April 26, 1999, management proxies will be allowed to use their discretionary authority as outlined above.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27 - Financial Data Schedule (SEC use only)

         (b)      Not applicable.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        PINNACLE BANCSHARES, INC


DATE:     November 14,  1998            BY:  /s/ Robert B. Nolen Jr.
     ----------------------------            -----------------------------------
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