Form 10KSB40
period 1998-12-31
PINNACLE BANCSHARES INC
filed 1999-04-15
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission file number    1-12707
                       -------------

                            PINNACLE BANCSHARES, INC.
                            -------------------------
                 (Name of small business issuer in its charter)


           Delaware                                      72-1370314
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1811 Second Avenue, Jasper,  Alabama                     35502-1388
-------------------------------------       ------------------------------------
(Address of principal executive offices)    (Zip Code)

         Issuer's telephone number, including area code: (205) 221-4111.

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
         Title of Each Class                         on Which Registered
---------------------------------------     ------------------------------------
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

State issuer's revenues for its most recent fiscal year,  $16,981,541.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the price ($9.375 per share) at which the Common Stock was sold on March 31, 1999, was approximately $15,366,769. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 31, 1999, 1,789,586 shares of the registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format:  YES    NO X
                                                   ---   ---

                       Documents Incorporated By Reference
Part II:
Annual Report to Stockholders for the year ended December 31, 1998.

Part III:
Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders.

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

                                                                 At December 31,
                                                           ---------------------------
                                                               1997           1998
                                                               ----           ----
                                                              (Dollars in thousands)

FINANCIAL CONDITION AND OTHER DATA:
Total amount of:
   Assets............................................      $  201,949     $  218,086
   Loans, net........................................         137,676        128,962
   Interest-bearing deposits in other banks..........           4,873         30,845
   Securities........................................          44,423         40,415
   Loans held for sale...............................           1,857          2,986
   Deposits..........................................         179,377        194,687
   Borrowed funds....................................           3,640          3,520
   Stockholders' equity..............................          16,781         17,612

Number of:
   Real estate loans outstanding.....................           3,994          3,589
   Savings accounts..................................          16,365         16,136
   Full service offices open.........................               5              6

                                                                           Year Ended December 31,
                                                           -------------------------------------------------------
                                                                 1996               1997                1998
                                                                 ----               ----                ----
                                                                               (In Thousands)

OPERATING DATA:
Interest revenue....................................       $     14,680       $     15,858        $     15,921
Interest expense....................................              8,443              8,903               9,251
                                                           ------------       ------------        ------------
Net interest income before provision for losses
   on loans.........................................              6,237              6,955               6,670
Provision for losses on loans.......................                265                400                 637
                                                           ------------       ------------        ------------
Net interest income after provision for losses
   on loans.........................................              5,972              6,555               6,033
Noninterest income..................................              1,334              1,359               1,060
Noninterest expense.................................              5,709              4,663               4,813
Income tax expense..................................                613              1,188                 778
                                                           ------------       ------------        ------------
Net earnings........................................       $        984       $      2,063        $      1,502
                                                           ============       ============        ============

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

                                                                      For the Years Ended December 31,
                                            ------------------------------------------------------------------------------------
                                                             1997                                         1998
                                            ----------------------------------------    ----------------------------------------
                                              Average                  Average            Average                    Average
                                              Balance      Interest   Yield/Cost          Balance       Interest    Yield/Cost
                                              -------      --------   ----------          -------       --------    ----------

Interest-earning assets:
Loans receivable, net.................      $  137,868    $  12,546          9.1%       $  135,254    $   12,217           9.0%
Securities available for sale.........          46,031        2,992          6.5%           42,546         2,718           6.4%
Other.................................           5,544          320          5.8%           18,296           986           5.4%
                                            ----------    ---------                     ----------    ----------     ---------
Total.................................      $  189,443    $  15,858          8.4%          196,096    $   15,921           8.1%
Non-interest-earning assets...........          11,237                                      13,613
                                            ----------                                  ----------
Total assets..........................      $  200,680                                  $  209,709
                                            ==========                                  ==========
Interest-bearing liabilities:
Deposits..............................      $  177,319        8,696          4.9%       $  185,944         9,049           4.9%
Borrowings............................           3,658          207          5.7%            3,539           205           5.8%
                                            ----------    ---------                     ----------    ----------
Total interest-bearing liabilities:...         180,977        8,903          4.9%          189,483         9,254           4.9%
Non-interest-bearing liabilities......           3,416                                       2,742
                                            ----------                                  ----------
Total Liabilities:....................         184,393                                     192,225
   Equity.............................          16,287                                      17,454
                                            ----------                                  ----------
   Total Liabilities and Equity.......      $  200,680                                  $  209,679
                                            ==========                                  ==========
Net interest-earning assets...........                        8,466                                        6,613
                                                          ---------                                   ----------
Net interest income...................                    $   6,955                                   $    6,667
                                                          =========                                   ==========
Interest rate spread..................                                       3.5%                                          3.2%
                                                                      ==========                                    ==========
Net interest margin...................                                       3.7%                                          3.4%
                                                                      ==========                                    ==========
Ratio of average interest-earning
   assets to interest-bearing
   liabilities........................
                                                                           104.7%                                        103.5%
                                                                      ==========                                    ==========

LENDING ACTIVITIES

         GENERAL. The Bank's net loan portfolio totaled $129.0 million at December 31, 1998, or 59.1% of its total assets. On that date, $108.0 million, or 8.4% of total net loans outstanding, consisted of loans secured by mortgages on single family, two-to-four family, multi-family residential properties, and commercial real estate loans, while the remainder of the loan portfolio consisted of savings account, home improvement and other consumer and commercial loans.

         The principal lending activity of the Bank historically has been the origination of conventional first mortgage single-family loans. The Bank also makes loans on two-to-four family dwelling units, multi-family dwelling units, commercial real estate and other improved real estate. The majority of the Bank's loans have been originated within its primary market area.

         During the year ended December 31, 1997, the Bank repaid approximately $110,000 in borrowed funds with the proceeds from maturing investment securities, increases in savings deposits, and loan repayments. The Bank funded loan demands with the proceeds from loan repayments, increases in savings deposits and maturing securities. The Bank borrowed funds on a short-term basis from the FHLB of Atlanta. However, there were no short-term borrowings outstanding at December 31, 1997. During the year ended December 31, 1998, the Bank funded loan demands with increases in savings deposits and the proceeds from loan repayments. The Bank did not increase borrowings during the year ended December 31, 1998.

         The Bank had no securities classified as held to maturity as of December 31, 1998. See Note 1 of Notes to Consolidated Financial Statements.

         The Bank's volume of total loans originated to be retained in the Bank's loan portfolio totaled approximately $93.4 million during the year ended December 31, 1997, and $89.6 million during the year ended December 31, 1998. The Bank directly originates most of its mortgage loans through its existing branches. These loans have been originated predominantly within the Bank's geographical lending area of Walker, Jefferson, Shelby, Winston and Fayette counties, in Alabama. See " -- Loan Solicitation and Processing" and "-- Loan Originations, Purchases and Sales."

         The Bank seeks to improve the interest rate sensitivity of its mortgage loan portfolio through the origination of adjustable rate loans, which constituted approximately 47.1% of the single family residential mortgage loans in the Bank's loan portfolio, and 31.4% of the Bank's net loan portfolio at December 31, 1998. Most adjustable rate mortgage loans are held in the Bank's loan portfolio, while most fixed-rate mortgage loans are either sold as whole-loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA") or other investors, or converted into mortgage-backed securities with servicing retained by the Bank.

         The following table sets forth, in dollar amounts and percentages, the major categories of the Bank's loans. At December 31, 1998, the Bank had no concentrations of loans exceeding 10% of gross losses other than as described below.

                                                     December 31,
                                     ---------------------------------------------
                                             1997                     1998
                                     -------------------      --------------------
                                           $         %              $          %
                                          ---       ---            ---        ---
                                                (Dollars in thousands)

Type of Loan:
Real estate mortgage loans......     $   94,317     68.5%     $   86,956      67.4%
Construction loans..............         30,746     22.3%         32,263      25.0%
Commercial loans................         14,299     10.4%         12,248       9.5%
Consumer loans..................          8,845      6.4%         10,069       7.8%
Less --
   Loans in process.............          9,083      6.6%         11,143       8.6%
   Discounts and other..........            214      0.2%            231       0.2%
   Allowance for loan losses....          1,234       .9%          1,201       0.9%
                                     ----------  -------      ----------  --------
     Total......................     $  137,676    100.0%     $  128,961    100.00%
                                     ==========  =======      ==========  ========

         RESIDENTIAL LOANS. The primary lending activity of the Bank has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, multi-family housing (over four units), and loans made for the development of unimproved real estate to be used for residential housing. At December 31, 1998, approximately 82% of the Bank's total real estate loan portfolio consisted of loans secured by residential real estate.

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

         At December 31, 1998, the largest amount loaned by the Bank to one borrower was $2.7 million which was approximately 15% of the Holding Company's stockholders' equity.

         COMMERCIAL REAL ESTATE AND CONSTRUCTION LOANS. Construction loans on residential properties are made primarily to individuals. The maximum loan to value ratio is 80% of either the appraisal or the purchase price, whichever is lower. Residential construction loans are typically made for periods of six months. At December 31, 1998, the Bank had $27.1 million outstanding in residential construction loans, compared with $28.2 million in construction loans on residential properties outstanding at December 31, 1997.

         The Bank has historically originated commercial real estate loans within its primary market area. The Bank either funded or purchased participation interests in various large commercial real estate projects, one of which was outside of its primary market area. See " -- Non-Performing Loans and Asset Classification" and "Subsidiary Activities." Since 1984, the Bank has limited its commercial real estate lending activities to smaller commercial real estate projects located in its primary market area, with the amount loaned limited to 10% of its net worth. See "-- Nonperforming Loans and Asset Classification" and "Subsidiary Activities." At December 31, 1998, the Bank had $26.9 million outstanding in commercial real estate loans, including $5.2 million in commercial construction loans. These loans are typically limited to owner-occupied financings.

         COMMERCIAL BUSINESS LOANS. At December 31, 1998, there were approximately $12.2 million in commercial loans outstanding. The Bank will consider making these types of loans in its local market area.

         CONSUMER LOANS. The Bank makes various types of consumer loans, including the loans made to depositors on the security of their savings accounts, personal loans, automobile loans, educational loans and loans for home improvement or other purposes. At December 31, 1998, the Bank had $10.1 million outstanding in consumer loans.

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

         The sale of loans in the secondary mortgage market reduces the Bank's risk that the interest rates it pays will escalate while holding long-term, fixed-rate loans in its portfolio and allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes. In connection with such sales the Bank provides servicing on the loans (i.e., collection of principal and interest payments) for which it receives a fee payable monthly of 1/4% to 3/8% per annum of the unpaid balance of each loan. These loan sales will continue as the Bank attempts to maintain its loan servicing base. As of December 31, 1998, the Bank was servicing loans for others aggregating approximately $79.4 million. Net servicing income for the years ended December 31, 1997 and 1998 was approximately $237,000 and $214,000, respectively.

         The Bank is continuously selling loans in the secondary market. During the years ended December 31, 1997 and 1998, the Bank sold in excess of $33.0 million and $59.0 million, respectively, in whole loans. As of December 31, 1998, the Bank had $2.7 million in commitments outstanding to package or sell additional loans.

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

         LOAN COMMITMENTS. The Bank issues commitments to prospective borrowers to make loans conditioned upon the occurrence of certain events. Such commitments are made on specific terms and conditions, and are honored for 60 days from approval with no additional fees required. The Bank charges a non-refundable commitment fee equal to 1% of the actual amount of committed funds on all single-family construction loans. The Bank had outstanding commitments to originate mortgage loans aggregating $19.9 million at December 31, 1998. Of these commitments, $18.5 million were for adjustable rate mortgages and $1.4 million were for fixed rate mortgages.

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

         MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The Bank does not have any loans with no stated schedule of repayments and no stated maturity.

                                                          Due After One Through        Due After
                                         Due by             Five Years After       Five Years After
                                   December 31, 1999        December 31, 1998      December 31, 1998          Total
                                   -----------------        -----------------      -----------------          -----

Real estate mortgage...........       $  8,173,696             $ 29,814,189           $ 50,522,654       $  88,510,539
Real estate construction.......         21,119,594                       --                                 21,119,594
Commercial business loans......          6,213,149                3,622,532              2,412,110          12,247,791
Consumer.......................          3,325,497                6,511,553                232,365          10,069,415
                                      ------------             ------------           ------------       -------------
   Total.......................       $ 38,831,936             $ 39,948,274           $ 53,167,129       $ 131,947,339
                                      ============             ============           ============       =============

         The following table sets forth the dollar amount of all loans due after one year at December 31, 1998 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                              Floating or               Adjustable
                                                                         Predetermined Rates               Rates
                                                                         -------------------               -----

                         Real estate mortgage......................         $   41,495,757           $   38,841,086
                         Commercial business loans.................              2,425,176                3,609,466
                         Consumer..................................              6,649,389                   94,529
                                                                            --------------           --------------
                           Total...................................         $   50,570,322           $   42,545,081
                                                                            ==============           ==============

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

         The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.

                                                                At December 31,
                                                       ---------------------------------
                                                           1997                 1998
                                                           ----                 ----
                                                             (Dollars in thousands)

Loans accounted for on a nonaccrual basis: (1)
Real Estate:
   Residential...................................      $        542         $        521
   Commercial....................................             1,393                  610
Consumer.........................................                97                   87
                                                       ------------         ------------
Total............................................      $      2,032         $      1,218
                                                       ============          ===========

Accruing loans which are contractually
  past due 90 days or more:
Real Estate:
   Residential...................................      $         --         $      2,915
   Commercial....................................                --                  656
Consumer.........................................                --                   --
                                                       ------------         ------------
Total............................................      $         --         $      3,571
                                                       ============         ============
   Total of nonaccrual and 90 days
     past due loans..............................      $      2,032         $      4,789
                                                       ============         ============

Percentage of total loans........................              1.48%                3.71%

Percentage of total assets.......................              1.01%                2.20%

Other non-performing assets(2)...................      $      2,140         $      2,175

-------------
(1) Nonaccrual status denotes loans on which accrual of interest has been ceased in accordance with the guidelines discussed above. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.
(2) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. The property is carried at the lower of its fair value less estimated costs of disposition or the investment balance of the related loan, whichever is lower.

         Management has identified certain loans aggregating approximately $4.4 million at December 31, 1998 (including loans identified in the above table) which it has determined require special attention due to potential weaknesses. It is management's opinion that the allowance for loan losses (see below) is adequate to absorb potential losses related to such loans. Aggressive efforts to continue to reduce principal, secure additional collateral and improve the overall payment status of their loans.

         During the years ended December 31, 1997 and 1998 gross interest income of $47,208 and $48,845, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. The amount of interest income included in current income for these loans was $52,258 and $9,078 for the years ended December 31, 1997 and 1998, respectively.

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

                                                     At December 31,
                                   --------------------------------------------------
                                             1997                       1998
                                   -----------------------     ----------------------
                                              Percent of                 Percent of
                                             Loans in Each              Loans in Each
                                              Category to                Category to
                                     Amount   Total Loans       Amount   Total Loans
                                     ------   -----------       ------   -----------
                                                 (Dollars in thousands)

Real estate loans............      $      540      83.7%       $     618      83.7%
Commercial...................             199      10.1%             123      10.1%
Other loans..................             256       6.2%             251       6.2%
Unallocated..................             239         0%             209         0%
                                   ----------   -------        ---------   -------
   Total.....................      $    1,234     100.0%       $   1,201     100.0%
                                   ==========   =======        =========   =======

         The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.

                                                    Year Ended December 31,
                                                 -----------------------------
                                                     1997              1998
                                                     ----              ----
                                                     (Dollars in thousands)

Balance at beginning of period............       $     1,197       $     1,234
                                                 -----------       -----------

Loans charged-off:
   Consumer...............................               129                67
   Mortgage...............................               298               651
                                                 -----------       -----------

Total charge-offs.........................               427               718
                                                 -----------       -----------

Total recoveries..........................                64                48
                                                 -----------       -----------

Net loans charged-off.....................               363               670
                                                 -----------       -----------

Provision for possible loan losses........               400               637
                                                 -----------       -----------

Balance at end of period..................       $     1,234       $     1,201
                                                 ===========       ===========

Ratio of net charge-offs to average
   loans outstanding during the period....               .26%              .53%
                                                 ===========       ===========

         For further information and for an analysis of the Bank's allowances for loan and real estate losses, see Notes 3 and 5 of Notes to Consolidated Financial Statements.

INVESTMENT ACTIVITIES

         Interest income from cash deposits and securities generally provide the second largest source of income for the Bank after interest on loans and loan servicing fees and other fees. At December 31, 1998, the Bank's interest-bearing deposits and securities portfolio of approximately $40.4 million, excluding mortgage-backed securities, consisted primarily of interest-bearing bank deposits, U.S. government and agency obligations, corporate securities, and FHLB of Atlanta stock.

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

         Securities are classified as either trading, available for sale or held to maturity based on management's intent and ability. See Note 1 of Notes to Consolidated Financial Statements.

         The following table sets forth the carrying value of the Bank's investment securities and mortgage-backed securities at the dates indicated.

                                                                At December 31,
                                                       --------------------------------
                                                            1997                1998
                                                            ----                ----
                                                                 (In thousands)

Securities available for sale:
   U.S. Treasury securities......................      $     12,038        $      4,027
   U.S. Government and agency securities.........             9,017              17,996
   FHLB stock....................................             1,520               1,473
   Mortgage-backed securities....................            21,641              16,877
   Other securities..............................               207                  42
                                                       ------------        ------------
Total............................................      $     44,423        $     40,415
                                                       ============        ============

         The following table sets forth the scheduled maturities, amortized cost, fair values and weighted average yields for the Bank's securities available for sale at December 31, 1998.

                                          One Year Or Less      After One Through Five Years  After Five Through Ten Years
                                      ------------------------  ----------------------------  ----------------------------
                                      Amortized     Weighted      Amortized      Weighted      Amortized      Weighted
                                         Cost    Average Yield       Cost     Average Yield       Cost     Average Yield
                                         ----    -------------       ----     -------------       ----     -------------
                                                                     (Dollars in thousands)

U.S. Treasury securities .....         $ 4,009        4.7%          $    --         --%          $    --        --%
U.S. government and agency....           1,007        7.7            17,000        5.9                --        --
FHLB of Atlanta stock(1) .....           1,473        7.3                --         --                --        --
Other securities(2) ..........              --         --                --         --                41        --
Mortgage-backed securities....              --         --                --         --             3,600       6.9%
                                       -------        ---           -------        ---           -------       ---
Total ........................         $ 6,489        5.8%          $17,000        5.9%          $ 3,641       6.9%
                                       =======        ===           =======        ===           =======       ===


                                          After Ten Years
                                      ------------------------    Total
                                      Amortized     Weighted    Amortized                    Weighted
                                         Cost    Average Yield     Cost       Fair Value  Average Yield
                                         ----    -------------     ----       ----------  -------------
                                                          (Dollars in thousands)

U.S. Treasury securities......         $    --           %       $ 4,009        $ 4,027        4.7%
U.S. government and agency....              --         --         18,007         17,996        6.0
FHLB of Atlanta stock(1)......                                     1,473          1,473        7.3
Other securities(2)...........              --         --             42             42         --
Mortgage-backed securities....          13,237        6.9%        16,837         16,877        6.9
                                       -------        ---        -------        -------        ---
Total.........................         $13,237        6.9%       $40,368        $40,415        6.3%
                                       =======        ===        =======        =======        ===

---------------
(1) FHLB of Atlanta stock is an equity security. The amount of such stock held by the Bank is included under "After Ten Years" as the Bank is required to hold such stock as a FHLB of Atlanta member.
 (2) Other securities includes the Bank's investment in limited partnerships, at cost, of $40,138 whose sole purpose is to hold and operate real estate. The Bank has no loans to these real estate partnerships. These investments are not readily marketable.

SUBSIDIARY ACTIVITIES

         FIRST GENERAL SERVICE(S) CORPORATION. First General Service(s) Corporation ("First General") was incorporated in August 1978, for the purpose of having an ownership interest in Savings and Loan Data Corporation, Cincinnati, Ohio, which provided on-line computer services to the Bank.

         In 1984, First General established an office at 407-9th Avenue in Jasper, Alabama. At the same time, four employees from the Bank were transferred to First General for the purpose of servicing the Bank's loans. The scope of First General's activities included servicing, auditing and quality control of all loans originated by the Bank and by First General's 40% owned subsidiary, First General Lending Corporation. In 1990, all employees of First General, and property and equipment relating to loan servicing, were transferred to the Bank. At December 31, 1998, First General had a total equity investment of $1,715 in First General Insurance Agency.

         FIRST GENERAL VENTURES CORPORATION. As of December 31, 1998, First General Ventures Corporation had a total investment in joint ventures of $40,138. The Bank believes that the market value of these investments is in excess of the book values. The assets of First General Land Corporation, one of the Bank's wholly-owned subsidiaries, were transferred to First General Ventures Corporation. First General Land Corporation was dissolved. As of December 31, 1998, the Bank had no loan commitments and does not presently intend to make loans to these joint ventures.

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

         As of December 31, 1998, the Bank's total deposits were $194.7 million.

         The following table indicates the amount of the Bank's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 1997.

                                                                     Certificates
                Maturity Period                                       of Deposit
                ---------------                                       ----------
                                                                    (In thousands)

                Three months or less........................         $     19,272
                Over three through six months...............                6,195
                Over six through twelve months..............                9,610
                Over twelve months..........................               10,699
                                                                     ------------
                  Total.....................................         $     45,776
                                                                     ============

         The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                                      Year Ended December 31,
                                                      ------------------------------------------------------
                                                               1997                            1998
                                                      -----------------------         ----------------------
                                                        Average       Average           Average      Average
                                                        Deposits       Rate             Deposits      Rate
                                                        --------       ----             --------      ----
                                                                      (Dollars in thousands)
Non-interest bearing demand deposits............      $      5,168         --%        $      7,342        --%
Interest bearing demand deposits................            23,672        3.1               23,670       3.0
Savings deposits................................            16,484        2.7               15,727       2.7
Time deposits...................................           131,995        5.7              139,205       5.7
                                                      ------------    -------         ------------    ------
   Total deposits...............................      $    177,319        4.9%        $    185,944       4.9%
                                                      ============    =======         ============    ======

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

         As disclosed in the following table, the Bank had no short-term borrowings at the dates and for the periods indicated:

                                                                At or for the
                                                           Year Ended December 31,
                                                           -----------------------
                                                              1997         1998
                                                              ----         ----
                                                            (Dollars in thousands)

Amounts outstanding at end of period:
   FHLB of Atlanta advances..........................       $     --     $     --
Weighted average rate paid at period end:
   FHLB advances.....................................             --%          --%

Maximum amount of borrowings outstanding at any
   month end:
   FHLB advances.....................................       $     --     $     --

Approximate average amounts outstanding for period:
   FHLB advances.....................................       $     --     $     --
Approximate weighted average rate paid during
   period (1):
   FHLB advances.....................................             --%          --%

--------------
(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

         For further information on the Bank's borrowings, see Note 7 of Notes to Consolidated Financial Statements.

SELECTED FINANCIAL RATIOS

         The following table sets forth selected financial ratios of the Bank for the periods indicated:

                                                                Year Ended December 31,
                                                        --------------------------------------
                                                        1996             1997             1998
                                                        ----             ----             ----

Return on Assets (Net Income Divided By
Average Total Assets) (1)...................             0.5%             1.0%             0.7%
Return on Equity (Net Income Divided By
   Average Equity) (1)......................             6.5%            12.7%             8.6%
Equity-to-Assets Ratio (Average Equity
   Divided By Average Total Assets).........             8.0%             8.1%             8.0%
Dividend Payout Ratio (Dividends
   Declared Per Share Divided By Net
   Income Per Share)........................            65.5%            34.5%            48.2%

----------------
(1) Ratios have been annualized for the six-month period ended December 31, 1996.

LIQUIDITY AND RATE SENSITIVITY

         The following table sets forth the maturity distribution of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 1998, the Bank's interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the Bank's cumulative interest rate sensitivity gap, the ratio of interest-earning assets to interest-bearing liabilities, and the Bank's cumulative interest rate sensitivity gap ratio.

                                                         Over One        Over Five
                                           One Year      Through          Through          Over
                                            or Less     Five Years       Ten Years       Ten Years         Total
                                            -------     ----------       ---------       ---------         -----
                                                                       (In thousands)

Interest-Earning Assets: (1)
   Loans..........................       $    38,833    $    39,948     $     7,925     $    45,242     $   131,948
   Securities.....................             6,491         17,005           3,676          13,243          40,415
Other assets......................            30,845             --              --              --          30,845
                                         -----------    -----------     -----------     -----------     -----------
     Total........................       $    76,169    $    56,953     $    11,601     $    58,485     $   203,208
                                         ===========    ===========     ===========     ===========     ===========

Interest-Bearing Liabilities:(2)
   Deposits.......................       $   148,630    $    43,726     $     2,331     $        --     $   194,687
   Borrowings.....................               130            825           1,100           1,665           3,520
                                         -----------    -----------     -----------     -----------     -----------
     Total........................       $   148,760    $    44,351     $     3,431     $     1,665     $   198,207
                                         ===========    ===========     ===========     ===========     ===========

Interest Sensitivity Gap..........       $   (72,591)   $    12,602     $     8,170     $    56,820     $     5,001
                                         ===========    ===========     ===========     ===========     ===========
Cumulative Interest Sensitivity
   Gap............................       $   (72,591)   $   (59,989)    $   (51,819)    $     5,001     $    10,002
                                         ===========    ===========     ===========     ===========     ===========

--------------
(1) Fixed-rate loans are distributed based on their contractual maturity adjusted for projected or anticipated prepayments, and variable rate loans are distributed based on the interest rate reset date and contractual maturity adjusted for prepayments. Loan run-off and repricing assumes a constant prepayment rate based on coupon rate and maturity.
(2) Passbook savings and demand deposits are presented in the earliest repricing period since amounts in these accounts are subject to withdrawal on demand. Savings certificates are distributed assuming no withdrawal prior to maturity.

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

                                                    Year ended December                           Year Ended December 31,
                                                       1996 vs. 1997                                   1997 vs. 1998
                                                    Increase (Decrease)                             Increase (Decrease)
                                                    -------------------                             -------------------
                                           Volume           Rate            Total          Volume           Rate            Total
                                           ------           ----            -----          ------           ----            -----
                                                                       (In thousands)

Interest Income:
Loans ...............................      $   964         $   524         $ 1,488         $  (237)        $   (92)        $  (329)
Securities ..........................         (463)             54            (463)           (223)            (51)           (274)
Other interest-earning assets .......           82              17              99             686             (20)            666
                                           -------         -------         -------         -------         -------         -------
Total interest earning assets .......      $   583         $   595         $ 1,178         $   226         $  (163)        $    63
                                           =======         =======         =======         =======         =======         =======

Interest Expense:
Deposits ............................      $   543         $     7         $   550         $   399         $  (246)        $   153
Borrowed Funds ......................          (83)             (7)            (90)             (7)              5              (2)
                                           -------         -------         -------         -------         -------         -------
Total interest-bearing liabilities...      $   460         $    --         $   460         $   392         $  (241)        $   151
                                           =======         =======         =======         =======         =======         =======

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

         Bank Regulation. As an Alabama banking institution, the Bank is subject to regulation, supervision and regular examination by the Banking Department. Furthermore, as a state bank that is not a member of the Federal Reserve System (a "state nonmember bank"), the Bank is subject to regulation, supervision and regular examination by the FDIC under the applicable provisions of the Federal Deposit Insurance Act (the "FDI Act") and the FDIC's regulations. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor). Alabama and federal banking laws and regulations control, among other things, the Bank's required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of the Bank's operations.

         The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the SAIF. The FDIC has established a risk-based deposit insurance assessment system for insured depository institutions, under which insured institutions are assigned assessment risk classifications based upon capital levels and supervisory evaluations.

         The FDIC has adopted a risk-based insurance assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessment rates for SAIF-member institutions like the Bank depend on the capital category and supervisory category to which they are assigned and currently range from $0 to 0.27% of insured deposits. In addition, SAIF-insured institutions will be required, until December 31, 1999, to pay assessments to the FDIC at the annual rate of approximately .066% of insured deposits to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks will be assessed for payment of the FICO obligations at the annual rate of .013% of insured deposits. After December 31, 1999, BIF and SAIF member institutions will be assessed at the same rate for the FICO obligations.

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

         The FDI Act requires the federal banking agencies, including the OTS, to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards pursuant to the statute. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act.

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

         The FDIC has issued final regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under such regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions under the FDIC prompt corrective action regulation. As of December 31, 1997, the Bank was categorized as "well-capitalized" by the FDIC.

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

EMPLOYEES

         As of December 31, 1998, the Holding Company and the Bank had 85 full-time and 22 part-time employees.

         The employees are not represented by a collective bargaining agreement. The Holding Company and the Bank believe their employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position                                    Business Experience
----------------------                                    -------------------

Robert B. Nolen, Jr., 40 -                                Mr. Nolen joined the Bank in 1987 as First Vice
   President of the Holding                               President, Chief Financial Officer and Treasurer.
   Company and the Bank                                   Effective July 1, 1994, Mr. Nolen was appointed
                                                          President and Chief Executive Officer of the Bank.
                                                          As President of each of the Holding Company and Bank,
                                                          Mr. Nolen is responsible for ensuring that the
                                                          overall operations of the Holding Company and the
                                                          Bank are carried out in accordance with the
                                                          policies and procedures of the Board of Directors.

Mary Jo Gunter, 46 -                                      Ms. Gunter joined the Bank in September 1976 and
   Vice President of the                                  has served in various lending related positions within
   Holding Company and Senior                             the Bank. She is responsible for branch operations,
   Vice President - Banking Services                      personnel, loan servicing and other customer service
   of the Bank.                                           areas.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Holding Company's principal executive offices and the Bank's main office are located at 1811 Second Avenue, Jasper, Alabama. At December 31, 1998, the Bank maintained six branches in Jasper, Haleyville, Sumiton, Vestavia and Trussville, Alabama. The Haleyville branch is leased. The Bank also leases an administrative office in Jasper, Alabama, which is currently subleased to another financial institution.

         For further information on the Bank's lease commitments, see Note 4 of Notes to Consolidated Financial Statements.

         The total net book value of the Bank's investment in premises and equipment was $6,600,000 at December 31, 1998. See Note 4 of Notes to Consolidated Financial Statements for further information.

ITEM 3.  LEGAL PROCEEDINGS

         On October 27, 1993, a suit was initiated in the Circuit Court for Walker County, Alabama by one customer who alleged that the Bank improperly charged his account for insufficient funds. The plaintiff also alleged that he represented a class composed of both current and past customers of the Bank. The Bank denied the material allegations of the plaintiff's complaint. Despite the fact that no discovery had been taken, the Court set the matter for preliminary injunction, summary judgment, class action certification and other matters on January 25, 1994. Notwithstanding, on January 28, 1994, the Court ordered that the suit proceed as a class action but did not rule on the validity and truthfulness of the allegations in the complaint. The Bank filed a motion for the Circuit Court Judge to recuse himself, which was refused. Additionally, on motion of the plaintiff's attorney, the Judge disqualified the Bank's attorneys from further representation of the Bank in this litigation. The Circuit Court then entered a Scheduling Order resulting in a trial setting in September 1994. The Bank appealed the rulings of the Circuit Court to the Alabama Supreme Court. The Alabama Supreme Court subsequently stayed all orders of the Circuit Court pending its review of all matters before it. No date has been set for a ruling by the Supreme Court on the Bank's pending motions. There has been no substantive change in the status of this lawsuit.

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

         Another suit against the Bank in the Circuit Court for Walker County, Alabama alleged that the Bank wrongfully took possession of a foreclosure property prior to foreclosure and converted such property to its use - White v. First Federal of Alabama. The plaintiff sought both compensatory and punitive damages. This case was settled for $5,000.

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


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained under the section captioned "Market Price and Dividend Information" in the Holding Company's Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No. 13), is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements contained in the Annual Report to Stockholders for the year ended December 31, 1998 (Exhibit No. 13) are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         For information concerning the Board of Directors of the Holding Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Holding Company's definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-KSB (the "Proxy Statement"), is incorporated herein by reference. For information concerning the executive officers of the Holding Company, see "Item
1. Business -- Executive Officers of the Registrant," which is incorporated herein by reference.

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

                  10.2 Pinnacle Bank 1996 Stock Option and Incentive Plan - Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (File No. 333-11495)

                  13 Annual Report to Stockholders for the year ended December 31, 1998. Except for the portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed "filed" as part of this Report.

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

                                            PINNACLE BANCSHARES, INC.


Date:  April 13, 1999                       By: /s/ Robert B. Nolen, Jr.
                                                --------------------------------
                                                Robert B. Nolen, Jr., President
                                                (Duly Authorized Representative)

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Robert B. Nolen, Jr.                               By:    /s/ James W. Cannon
       -------------------------------------                         -------------------------------------
       Robert B. Nolen, Jr.                                          James W. Cannon
       President and Chief Executive Officer                         Director
       (Principal Executive Officer, Principal
       Financial Officer and Principal Accounting
       Officer)

Date:  April 13, 1999                                         Date:  April 13, 1999

By:    /s/ Albert H. Simmons                                  By:
       -------------------------------------                         -------------------------------------
       Albert H. Simmons                                             Max W. Perdue
       Chairman of the Board                                         Director

Date:  April 13, 1999                                         Date:  April __, 1999

By:    /s/ O. H. Brown                                        By:    /s/ Greg Batchelor
       -------------------------------------                         -------------------------------------
       O. H. Brown                                                   Greg Batchelor
       Director                                                      Director

Date:  April 13, 1999                                         Date:  April 13, 1999

By:                                                           By:    /s/ Melvin R. Kacharos
       -------------------------------------                         -------------------------------------
       Sam W. Murphy                                                 Melvin R. Kacharos
       Director                                                      Director

Date:  April __, 1999                                         Date:  April 13, 1999

By:    /s/ J. T. Waggoner
       -------------------------------------
       J. T. Waggoner
       Director

Date:  April 13, 1999