Form 10QSB
period 1999-03-31
PINNACLE BANCSHARES INC
filed 1999-05-17
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to ________________

Commission file number 1-12707

                            Pinnacle Bancshares, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                                      72-1370314
     ------------------------------                         -------------------
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

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

Yes    X         No
    ------          -------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,789,586

         Transitional Small Business Disclosure Format (check one):

Yes              No    X
    ------          -------

                                     PART I
                              FINANCIAL INFORMATION

                                                                                   PAGE
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Condition at December 31, 1998
and March 31, 1999 (Unaudited).                                                      2

Condensed Consolidated Statements of Financial Income (Unaudited) for the three
months ended March 31,1998 and 1999.                                                 3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months
ended March 31, 1998 and 1999.                                                       4

Notes to Condensed Consolidated Financial Statements.                                5

The Condensed Consolidated Financial Statements furnished have not been audited by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial condition and the results for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                    7



                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Signatures                                                                          10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          December 31,       March 31,
                                                                              1998             1999
                                                                          ------------     -------------
                                                                                            (unaudited)
ASSETS:
    Cash                                                                  $  3,960,991     $   3,785,110
    Interest-bearing deposits in other banks                                30,845,417         2,719,120
    Securities available for sale                                           40,414,788        67,920,566
    Accrued interest on securities and deposits                                431,499           704,784
    Loans receivable, net of allowance for loan losses
       of ($1,200,586 and $1,224,096, respectively)                        128,961,641       127,923,624
    Loans held for sale, at lower of cost or market                          2,985,698         3,350,956
    Other real estate owned, net                                             2,174,956         2,149,884
    Premises and equipment, net                                              6,648,317         6,755,091
    Prepaid and other assets                                                 1,662,207         1,668,241
                                                                          ------------     -------------
              Total assets                                                $218,085,514     $ 216,977,376
                                                                          ============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits                                                              $194,687,494     $ 193,200,211
    Borrowed funds                                                           3,520,000         3,390,000
    Official checks outstanding                                              1,140,849         1,522,877
    Advance payments by borrowers for taxes and insurance                       60,725           106,792
    Other liabilities                                                        1,064,339         1,033,558
                                                                          ------------     -------------
                                                                           200,473,407       199,253,438
                                                                          ------------     -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share, no shares issued,
       100,000 authorized                                                            0                 0
    Common stock, par $.01 per share, 1,789,586 issued and 10,000,000
       authorized                                                               17,895            17,895
    Additional paid-in capital                                               8,109,740         8,109,740
    Retained earnings                                                        9,453,693         9,661,011
    Accumulated other comprehensive income, net of tax                          30,779           (64,708)
                                                                          ------------     -------------
    Total Stockholders' equity                                              17,612,107        17,723,938
                                                                          ------------     -------------
              Total liabilities and stockholders' equity                  $218,085,514     $ 216,977,376
                                                                          ============     =============


See accompanying notes to consolidated financial statements

                            PINNACLE BANCSHARES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS

                                                                      Three Months Ended
                                                                           March 31,
                                                                      1998           1999
                                                                   ----------      ----------
                                                                         (unaudited)
INTEREST REVENUES:
    Interest on loans                                              $3,091,168      $2,864,726
    Interest and dividends on securities                              681,520         812,295
    Other interest                                                    160,558         219,630
                                                                   ----------      ----------
                                                                    3,933,246       3,896,651
INTEREST EXPENSE:
    Interest on deposits                                            2,182,018       2,254,401
    Interest on borrowed funds                                         51,629          47,726
                                                                   ----------      ----------
                                                                    2,233,647       2,302,127
                                                                   ----------      ----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                1,699,599       1,594,524
PROVISION FOR LOAN LOSSES                                             141,000         127,000
                                                                   ----------      ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 1,558,599       1,467,524
                                                                   ----------      ----------
NONINTEREST INCOME:
    Fees and service charges                                          160,142         174,016
    Real estate operations, net                                        (1,446)         32,207
    Net gain (loss) on sale of:
       Loans                                                          184,207         187,413
       Other real estate owned                                              0          (1,787)
    Other income                                                       56,561          49,127
                                                                   ----------      ----------
                                                                      399,464         440,976
                                                                   ----------      ----------
NONINTEREST EXPENSE:
    Compensation and benefits                                         656,243         716,629
    Occupancy                                                         256,045         292,464
    Marketing and professional                                         38,193          34,714
    Other                                                             237,085         251,704
                                                                   ----------      ----------
                                                                    1,187,566       1,295,511
                                                                   ----------      ----------
EARNINGS BEFORE INCOME TAX EXPENSE                                    770,497         612,989

INCOME TAX EXPENSE                                                    267,404         226,720
                                                                   ----------      ----------
NET INCOME                                                         $  503,093      $  386,269
                                                                   ==========      ==========
BASIC EARNINGS PER SHARE                                                $0.28           $0.22
DILUTED EARNINGS PER SHARE                                              $0.28           $0.21
CASH DIVIDENDS PER SHARE                                                $0.10           $0.10
WEIGHTED AVERAGE SHARES OUTSTANDING                                 1,787,049       1,789,586
WEIGHTED AVERAGE DILUTED SHARES                                     1,789,344       1,799,563
                                                                   ==========      ==========



See accompanying notes to consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                     1998             1999
                                                                                 ------------      ------------
                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                   $    503,093      $    386,269
    Adjustment to reconcile net income to net cash used in operating activities:
       Depreciation                                                                   115,213           137,957
       Provision for losses on loans                                                  141,000           127,000
    Net (gain) loss on sale and write down of:
       Loans held for sale                                                           (184,207)         (187,413)
       Real estate owned                                                                    0             1,787
    Amortization, net                                                                 (82,512)          (92,718)
    Proceeds from sale of loans                                                     9,018,326        15,477,935
    Loans originated for sale                                                     (10,403,559)      (15,843,192)
    Decrease (increase) in prepaid and other assets                                    21,417          (279,319)
    Increase in other liabilities                                                     393,152            21,489
                                                                                 ------------      ------------
              Net cash from operating activities                                     (478,077)         (250,205)
                                                                                 ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal collected on loans and securities                                    25,759,397        30,653,584
    Loans originated for portfolio                                                (19,090,103)      (28,511,261)
    Net change in interest bearing deposits at other banks                        (11,770,476)       28,126,297
    Purchase of securities available for sale                                               0       (31,920,911)
    Proceeds from callable securities                                                       0         2,119,700
    Proceeds from maturing securities                                               4,000,000         1,000,000
    Purchase of premises and equipment                                               (191,846)         (244,731)
    Proceeds from other real estate owned, net                                        220,457           219,785
                                                                                 ------------      ------------
                 Net cash from investing activities                                (1,072,571)        1,442,463
                                                                                 ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net (increase) decrease in deposits                                             1,102,652        (1,076,973)
    Proceeds from sales of time deposits                                            8,357,166         6,800,690
    Payments from maturing time deposits                                           (6,870,586)       (7,211,000)
    Payments on borrowed funds                                                       (120,000)         (130,000)
    Increase (decrease) in official checks and advance payments by borrowers
        for taxes and insurance                                                       173,794           428,095
    Proceeds from stock options exercised                                               4,408                 0
    Payments of dividends                                                            (178,710)         (178,951)
                                                                                 ------------      ------------
                 Net cash from financing activities                                 2,468,724        (1,368,139)
                                                                                 ------------      ------------
NET INCREASE (DECREASE) IN CASH                                                       918,076          (175,881)
CASH AT BEGINNING OF PERIOD                                                         2,747,482         3,960,991
                                                                                 ------------      ------------
CASH AT END OF PERIOD                                                            $  3,665,558      $  3,785,110
                                                                                 ============      ============
SUPPLEMENTAL DISCLOSURES:
    Cash payments for interest on deposits and borrowed funds                    $  1,989,731      $  2,037,334
    Cash payments for income taxes                                                    322,207           400,474
    Other real estate owned acquired through foreclosure                              234,592           196,500



See accompanying notes to consolidated financial statements

                           PINNACLE BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Pinnacle Bancshares, Inc. (the "Company"), Pinnacle Bank (the "Bank"), and the Bank's wholly owned subsidiary, First General Ventures. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results of operations which may be expected for the entire year.

These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company's financial statements.

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

The Bank has modified its credit risk assessment to include consideration of incremental risk that may be faced by the inability of customers to access the Year 2000 problem. The Company has developed policies and procedures to help identify potential customers related risks, and to gain a better understanding of how its customers are managing their own risk associated with the Year 2000 problem.

The Company has reevaluated its Year 2000 cost assessment and now estimates the total Year 2000 cost to be approximately $65,000. The Company has already expensed approximately $20,000 and expects to expense the remaining Year 2000 cost by June 30, 1999.

4. EARNINGS PER SHARE:

Basic Earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed in the same manner, except the number of weighted average shares outstanding is adjusted for the number of additional common shares that would have been outstanding if the potential common shares had been issued.

The following table represents the earnings per share calculations for the years ended March 31, 1998 and 1999:

                                               NET                   PER SHARE
         FOR THE YEARS ENDED                 INCOME       SHARES       AMOUNT
                                            --------     ---------     -----
         MARCH 31, 1998
             Basic earnings per share       $503,093     1,787,049     $0.28
             Dilutive securities                  --         2,295        --
                                            --------     ---------     -----
             Diluted earnings per share     $503,093     1,789,344     $0.28
                                            ========     =========     =====
         MARCH 31, 1999

             Basic earnings per share       $386,269     1,789,586     $0.22
             Dilutive securities                  --         9,977      0.01
                                            --------     ---------     -----
             Diluted earnings per share     $386,269     1,799,563     $0.21
                                            ========     =========     =====


5. COMPREHENSIVE INCOME:

The Company has classified the majority of its securities as available for sale in accordance with Financial Accounting Standards Board Statement No 115. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of stockholders' equity, net of income tax effect.

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain or loss serves to decrease or increase comprehensive income. The following table represents comprehensive income for the three month period ended March 31, 1998, and 1999:

          For the three months ended                                1998          1999
                                                                  --------     ---------
          Net income                                              $503,093     $ 386,269
          Other comprehensive income (loss), net of tax
            Unrealized gain (loss) on securities, net of tax        30,520       (95,487)
                                                                  --------     ---------
          Comprehensive income                                    $533,613     $ 290,782
                                                                  --------     ---------

5. MARKET RISK: The Company believes that there have been no material changes in reported market risks since year end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

                   PINNACLE BANCSHARES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INVESTMENTS: The Bank's investment portfolio increased from $40.4 million at December 31, 1999 to $67.9 million at March 31, 1999. This increase was due primarily to the purchasing of approximately $31.9 million in U. S. Agency securities from the proceeds of interest bearing deposits. The company increased its investment portfolio due to better interest rates.

RESULTS OF OPERATIONS: Net interest income after the provision for loan losses decreased $91,075 or 5.8% for the three month period ended March 31, 1999 as compared to the corresponding period in the previous year. This decrease was primarily due to a decrease in interest on loans of $226,442 and an increase in interest expense of $68,480, and was offset by an increase in interest on securities and other interest income of $189,847 as well as a decrease in the provision for loan losses of $14,000. Interest rates remained relatively steady during the three month period ended March 31, 1999. However, if rates were to rise rapidly, net income may be adversely affected.

The Bank's yield on interest-bearing assets decreased from approximately 8.21% in the three month period ended March 31, 1998, to approximately 7.59 % in the current year period. This decrease was due in part to a decrease in interest rates and was compounded by a decrease in the average balance of interest-bearing assets outstanding of approximately $13.3 million. The Bank's cost of funds decreased from 4.93% in the three month period ending March 31, 1998 to 4.70% in the current year period.

Non interest income, which includes fees and service charges, real estate operations, net gain (loss) on sale of loans and other income increased approximately $41,512 in the three month period ended March 31, 1999 compared to the corresponding prior year period. This increase was due primarily to an increase in fees and service charges of $13,874, an increase in real estate operations of $33,653, and an increase in the gain on sale of mortgage loans of $3,206 and was off-set by slight decreases in all other non interest income.

Non interest expense increased approximately $107,945 the month period ended March 31, 1999 as compared to the corresponding prior year period. The increase in the three month period ended March 31, 1999, was due primarily to an increase in compensation expense of approximately $60,386, an increase in occupancy expense of approximately $36,419, an increase in other non interest expense of approximately $14,619. This increase was offset by a decrease in marketing and professional expense of approximately $3,479.

NET INCOME: The Company reported net income for the first quarter ended March 31, 1999 of $386,269 or $0.22 per share, compared with a net income of $503,083 or $0.28 per share, in the first quarter last year. The decrease in the first quarter ended March 31, 1999 was primarily attributable to a decrease in the average loan balance outstanding of approximately $7.4 million and a decrease of approximately $227,000 in interest income on loans. The Bank's loan originations increased approximately 50% during the three month period ending March 31, 1999 compared to the corresponding period in the previous year. However, due to the increase in loan repayments and lower interest rates available, borrowers paid-off adjustable rate loans in favor of long-term fixed rate mortgages, most of which were sold by the Bank into the secondary market.

CAPITAL RESOURCES: Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Bank's principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the Federal Home Loan Bank of Atlanta and other borrowings sources. At March 31, 1999, the Bank's total loan commitments, including construction loans in process and unused lines of credit were approximately $23.9 million. Management believes that the Bank's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At March 31, 1999, the Company and the Bank exceeded all regulatory capital requirements.

YEAR 2000 RISK ASSESSMENT AND ACTION PLAN: See Note 3 of Notes to Condensed Consolidated Financial Statements.

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

                                              PINNACLE BANCSHARES, INC

DATE:     May 17, 1999                    BY: /s/ Robert B. Nolen, Jr.
     ----------------------                   ----------------------------------
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