Form 10QSB
period 1999-06-30
PINNACLE BANCSHARES INC
filed 1999-08-16
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended June 30, 1999

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                               --------------   --------------
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

Yes     [X]             No    [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,792,086

         Transitional Small Business Disclosure Format (check one):

Yes     [ ]             No    [X]

                                     PART I
                              FINANCIAL INFORMATION


                                                                                 PAGE
ITEM 1.  FINANCIAL STATEMENTS

Condensed  Consolidated  Statements of Financial Condition at December 31, 1998
and June 30, 1999 (Unaudited).                                                     2

Condensed Consolidated Statements of Financial Income (Unaudited) for the three months ended June 30, 1998 and 1999 and for the six months ended June 30, 1998
and 1999.                                                                          3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months
ended June 30, 1998 and 1999.                                                      4

Notes to Condensed Consolidated Financial Statements.                              5

The Condensed Consolidated Financial Statements furnished have not been audited by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial condition and the results for the periods presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                  8



                                     PART I1
                                OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


Signatures                                                                        11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     December 31,       June 30,
                                                                         1998             1999
                                                                     ------------     -------------
                                                                                       (unaudited)
ASSETS:
    Cash                                                             $  3,960,991     $   3,357,240
    Interest-bearing deposits in other banks                           30,845,417           449,577
    Securities available for sale                                      40,414,788        67,156,732
    Accrued interest on securities and deposits                           431,499           920,629
    Loans receivable, net of allowance for loan losses
       of ($1,200,586 and $1,323,981, respectively)                   128,961,641       130,981,254
    Loans held for sale, at lower of cost or market                     2,985,698         2,276,261
    Other real estate owned, net                                        2,174,956         2,066,962
    Premises and equipment, net                                         6,648,317         6,659,268
    Prepaid and other assets                                            1,662,207         1,563,198
                                                                     ------------     -------------
              Total assets                                           $218,085,514     $ 215,431,121
                                                                     ============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits                                                         $194,687,494     $ 192,843,136
    Borrowed funds                                                      3,520,000         3,390,000
    Official checks outstanding                                         1,140,849         1,598,382
    Advance payments by borrowers for taxes and insurance                  60,725           129,919
    Other liabilities                                                   1,064,339           198,810
                                                                     ------------     -------------
                                                                      200,473,407       198,160,247
                                                                     ------------     -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share, no shares issued,
       100,000 authorized                                                       0                 0
    Common stock, par $.01 per share, 1,789,586  and
       1,792,086 and 10,000,000 authorized                                 17,895            17,921
    Additional paid-in capital                                          8,109,740         8,131,746
    Retained earnings                                                   9,453,693         9,892,469
    Accumulated other comprehensive income, net of tax                     30,779          (771,262)
                                                                     ------------     -------------
    Total Stockholders' equity                                         17,612,107        17,270,874
                                                                     ------------     -------------
              Total liabilities and stockholders' equity             $218,085,514     $ 215,431,121
                                                                     ============     =============

See accompanying notes to consolidated financial statements

                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS

                                                Three Months Ended                Six Months Ended
                                                      June 30,                        June 30,
                                             --------------------------      ---------------------------
                                                1998           1999             1998            1999
                                             ----------     -----------      ----------      -----------
                                                                     (unaudited)
INTEREST REVENUE:
Interest on loans                            $3,024,942     $ 2,912,057      $6,116.110      $ 5,776,782
Interest and dividends on securities            659,695         970,382       1,341.215        1,773,618
Other interest                                  255,476          47,832         416,034          276,520
                                             ----------     -----------      ----------      -----------
                                              3,940,113       3,930,271       7,873,359        7,826,920
INTEREST EXPENSE:
Interest on deposits                          2,221,494       2,197,157       4,403,512        4,451,557
Interest on borrowed funds                       50,693          48,235         102,322           95,961
                                             ----------     -----------      ----------      -----------
                                              2,272,187       2,245,392       4,505,834        4,547,518
Net interest income before provision for
     loan losses                              1,667,926       1,648,879       3,367,525        3,279,402
Provision for loan losses                       141,000         120,000         282,000          247,000
                                             ----------     -----------      ----------      -----------
Net interest income after provision for
     loan losses                              1,526,926       1,564,879       3,085,525        3,032,402
                                             ----------     -----------      ----------      -----------

NONINTEREST INCOME:
Fees and service charges                        173,279         172,851         333,421          346,867
Real estate operations, net                      16,885          40,150          15,439           72,357
Net gain on sale of:
   Loans                                        159,260          79,338         343,467          266,750
   Other real  estate owned                         546              --             546           (1,787)
   Investments                                       --             (93)                             (93)
Other income                                     54,494          48,127         111,055           97,256
                                             ----------     -----------      ----------      -----------
                                                404,464         340,373         803,928          781,350
                                             ----------     -----------      ----------      -----------
NONINTEREST EXPENSE:
Compensation and benefits                       656,320         690,622       1,312,563        1,407,251
Occupancy                                       239,663         271,678         495,708          564,142
Marketing and professional                       31,792          38,787          69,985           73,501
Other                                           235,736         240,298         472,821          492,002
                                             ----------     -----------      ----------      -----------
                                              1,163,511       1,241,385       2,351,077        2,536,896
                                             ----------     -----------      ----------      -----------
Earnings before tax expense                     767,879         663,867       1,538,376        1,276,856
Income tax expense                              266,721         253,207         534,125          479,927
                                             ----------     -----------      ----------      -----------
Net earnings                                    501,158         410,660       1,004,251          796,929
                                             ----------     -----------      ----------      -----------
Basic Earnings per share                     $     0.28     $     .0.23      $     0.56      $      0.45
Diluted Earnings per share                   $     0.28     $     .0.23      $     0.55      $      0.44
Cash Dividends per share                     $     0.10     $     .0.10      $     0.10      $      0.10
Weighted average shares outstanding           1,786,587       1,790,493       1,786,588        1,790,042
Weighted average diluted shares               1,813,434       1,797,164       1,814,687        1,798,192

See accompanying notes to consolidated financial statements.

                            PINNACLE BANCSHARES, INC,
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended
                                                                                    June 30,
                                                                             1998              1999
                                                                         ------------      ------------
                                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $  1,004,251      $    796,929
    Adjustment to reconcile net income to net cash used in operating activities:
       Depreciation                                                           231,186           281,261
       Provision for losses on loans                                          282,000           247,000
    Net (gain) loss on sale and write down of:
       Loans held for sale                                                   (343,467)         (266,750)
       Securities available for sale                                                0                93
       Other real estate owned                                                   (546)            1,787
    Amortization, net                                                        (161,470)         (185,289)
    Proceeds from sale of loans                                            18,901,417        26,284,999
    Loans originated for sale                                             (18,368,669)      (25,575,561)
    Decrease (increase) in prepaid and other assets                           183,010          (390,121)
    Increase  in other liabilities                                           (206,708)         (452,356
                                                                         ------------      ------------
              Net cash from operating activities                            1,521,004           741,992
                                                                         ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal collected on loans and securities                            55,554,522        50,382,482
    Loans originated for portfolio                                        (45,174,541)      (49,049,597)
    Net change in interest bearing deposits at other banks                (12,097,702)       30,395,840
    Purchase of securities available for sale                              (7,000,156)      (43,920,911)
    Proceeds from the sale of securities                                      214,002         4,619,700
    Proceeds from maturing and callable securities                          8,000,000         8,000,000
    Purchase of premises and equipment                                       (383,279)         (292,212)
    Proceeds from other real estate owned, net                             (1,965,982)          302,707
                                                                         ------------      ------------
                 Net cash from investing activities                        (2,853,136)          438,009
                                                                         ------------      ------------
CASH FLOWS FROM  FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                       779,948        (1,705,620)
    Proceeds from sales of time deposits                                   17,123,615        12,863,795
    Payments from maturing time deposits                                  (15,345,595)      (13,002,533)
    Payments on borrowed funds                                               (120,000)       (1,630,000)
    Proceeds from borrowed funds                                                    0         1,500,000
    (Increase) decrease in official checks and advance payments
        By borrowers for  taxes and insurance                                (240,309)          526,727
    Proceeds from stock options exercised                                       1,500            22,032
    Payments of dividends                                                    (357,817)         (358,153)
                                                                         ------------      ------------
                 Net cash from financing activities                         1,841,342        (1,783,752)
                                                                         ------------      ------------
NET INCREASE (DECREASE) IN CASH                                               509,210          (603,751)
CASH AT BEGINNING OF PERIOD                                                 2,747,482         3,960,991
                                                                         ------------      ------------
CASH AT END OF PERIOD                                                    $  3,256,692      $  3,357,240
                                                                         ============      ============
SUPPLEMENTAL DISCLOSURES:
    Cash payments for interest on deposits and borrowed funds            $  4,025,519      $  4,103,691
    Cash payments for income taxes                                            662,207           707,579



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

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the six month period ended June 30, 1999, are not necessarily indicative of the results of operations which may be expected for the entire year.

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

As part of the plan, an oversight management committee has been set up to monitor vendor compliance, and to identify systems and equipment crucial to the Company's operation. These systems are being tested to assure they will be able to handle the Year 2000 event, thus minimizing risk to the Company.

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

Although the Company believes it will be Y2000 compliant, the Company cannot guarantee the performance of third parties as to which it has material relationships. Manual systems have been established that will allow the Company to provide its customers with a basic level of service in the event of a major system failure.

The Company has reevaluated its Year 2000 cost assessment and now estimates the total Year 2000 cost to be approximately $65,000. The Company has already expensed approximately $29,000 and expects to expense the remaining Year 2000 cost by September 30, 1999.

3. NEW ACCOUNTING PRONOUNMENTS:

In June 1999, the FASB issued SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No.
133. This statement delays the effective date of Statement 133 from fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged to fiscal quarters of all fiscal years beginning after June 15, 2000.

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

The following table represents the earnings per share calculations for the years ended June 30, 1998 and 1999:

                                                       NET                           PER SHARE
        FOR THE THREE MONTHS ENDED                   INCOME             SHARES        AMOUNT
        --------------------------                 ----------          ---------     ---------
        JUNE 30, 1998
            Basic earnings per share               $  501,158          1,786,587       $0.28
            Dilutive securities                            --             26,847          --
                                                   ----------          ---------       -----
            Diluted earnings per share             $  501,158          1,813,434       $0.28
                                                   ==========          =========       =====
        JUNE 30, 1999
            Basic earnings per share               $  410,660          1,790,493       $0.23
            Dilutive securities                            --              6,671          --
                                                   ----------          ---------       -----
            Diluted earnings per share             $  410,660          1,797,164       $0.23
                                                   ==========          =========       =====


                                                       NET                           PER SHARE
        FOR THE SIX MONTHS ENDED                     INCOME             SHARES         AMOUNT
        --------------------------                 ----------          ---------     ---------
        JUNE 30, 1998
            Basic earnings per share               $1,104,251          1,786,588       $0.56
            Dilutive securities                            --             28,099        0.01
                                                   ----------          ---------       -----
            Diluted earnings per share             $1,104,251          1,814,687       $0.55
                                                   ==========          =========       =====

        JUNE 30, 1999
            Basic earnings per share               $  386,269          1,790,042       $0.45
            Dilutive securities                            --              8,150        0.01
                                                   ----------          ---------       -----
            Diluted earnings per share             $  386,269          1,798,192       $0.44
                                                   ==========          =========       =====

5. COMPREHENSIVE INCOME:

The Company has classified the majority of its securities as available for sale in accordance with Financial Accounting Standards Board Statement No 115. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of stockholders' equity, net of income tax effect.

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain or loss serves to decrease or increase comprehensive income. The following table represents comprehensive income for the three and six month period ended June 30, 1998, and 1999:


         FOR THE THREE MONTHS ENDED                                1998          1999
         --------------------------                             ----------     ---------
         Net income                                             $  501,158     $ 410,660
         Other comprehensive income (loss), net of tax
           Unrealized gain (loss) on securities, net of tax         22,646       (95,486)
                                                                ----------     ---------
         Comprehensive income                                   $  523,804     $ 315,174
                                                                ----------     ---------


         FOR THE SIX MONTHS ENDED                                  1998          1999
         ------------------------                               ----------     ---------
         Net income                                             $1,004,251     $ 796,929
         Other comprehensive income (loss), net of tax
           Unrealized gain (loss) on securities, net of tax         53,166      (802,041)
                                                                ----------     ---------
         Comprehensive income                                   $1,057,417     $  (5,112)
                                                                ----------     ---------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION

                   PINNACLE BANCSHARES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


INVESTMENTS: During the six months ended June 30, 1999, the Bank purchased $43.9 million is U. S. Agency securities. The Bank also sold $4.0 million in U. S. Agency securities and had $2.0 million in U. S. Treasury securities and $1.0 million U. S. Agency securities to mature. The Bank also had $5.0 million in U.S. Agency securities to be called.

RESULTS OF OPERATIONS: Net interest income after the provision for loan losses increased $37,953 or 2.5% for the three month period ended June 30, 1999 as compared to the corresponding period in the previous year. This increase was primarily due to a decrease in the provision for loan losses of $21,000, a decrease in interest expense of $26,795 and was offset by a decrease in interest income of $9,842. Net interest income after the provision for loan losses decreased $53,123 or 1.7% for the six month period ended June 30, 1999 as compared to the corresponding period in the previous year. This decrease was due a decrease in interest income of $46,439, an increase in interest expense of $41,684 and was off-set by a decrease in the provision for loan losses of $35,000. However, if rates were to rise rapidly, net income may be adversely affected.

The Bank's yield on interest-bearing assets decreased from approximately 8.17% in the six month period ended June 30, 1998, to approximately 7.65% in the current year period. This decrease was due in part to a decrease in interest rates. The Bank's cost of funds decreased from 4.93% in the six month period ending June 30, 1998 to 4.57% in the current year period.

Non interest income, which includes fees and service charges, real estate operations, net gain (loss) on sale of loans and other income, decreased approximately $64,091 in the three month period ended June 30, 1999. Non interest income and decreased $22,578 in the six month period ended June 30, 1999 as compared to the corresponding prior year periods. The decrease in the three month period ended June 30, 1999 was due primarily to a decrease in the gain on sale of loans of approximately $79,922, decreases in all other income of approximately $7,434 and was offset by an increase in real estate operations, net of approximately $23,265. The decrease in the six month period ended June 30, 1999, was due primarily to a decrease in the gain on sale of loans of $76,717, a decrease in other income of approximately, $16,225 and was offset by an increase in real estate operations, net of approximately $56,918, an increase in fees and service charges of approximately $13,446.

Non interest expense increased approximately $77,874 and $185,819 in the three and six month period ended June 30,1999, as compared to the corresponding prior year periods. The increase in the three month period ended June 30, 1999 was due primarily to an increase in compensation expense of approximately $34,302, an increase in occupancy expense of approximately $32,015, and slight increases in other non interest expense of approximately $11,557. The increase in the six month period ended June 30, 1999 was primarily to an increase in compensation of approximately $94,688, an increase in occupancy expense of approximately, $68,434, and slight increases in all other non interest expense of approximately $22,697.

NET INCOME: The Company reported net income for the three month period ended June 30, 1999 of $410,660 or $0.23 per share, compared with net income of $501,158 or $0.28 per share, for the three months ended June 30, 1998. The Company reported net income for the six month ended June 30, 1999 of $796,929 or $0.45 per share, compared to $1,004,251 or $0.56 per share for the six month period ended June 30, 1998. The decrease in the three month period ended June 30, 1999 was primarily due to an increase in non interest expense and a decrease in non interest income and was offset by a increase in net interest income after provision for loan losses. The decrease for the six month period ended June 30, 1999 was primarily due to a decrease in the net interest margin from 3.35% at June 30, 1998 to 3.23% at June 30, 1999. This decrease was compounded by an increase in non interest expense and a decrease in non interest income.

CAPITAL RESOURCES: Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Bank's principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the Federal Home Loan Bank of Atlanta and other borrowings sources. At June 30, 1999, the Bank's total loan commitments, including construction loans in process and unused lines of credit were approximately $22.1 million. Management believes that the Bank's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At March 31, 1999, the Company and the Bank exceeded all regulatory capital requirements.

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

                           PART II - OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 36, 1999 the Company held its Annual Meeting of Stockholders at which the following matter was considered voted on.

PROPOSAL I - ELECTION OF DIRECTORS

      NOMINEES                    FOR               WITHHELD             TERM
      --------                    ---               --------             ----
      J. T. Waggoner           1,261,843             190,670             2 Year
      O. H. Brown              1,259,543             192,970             3 Year
      Sam W. Murphy            1,261,843             190,670             3 Year
      Al H. Simmons            1,261,843             190,670             3 Year


There were no abstentions or broker non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


          (A) Exhibit 27 - Financial Data schedule (SEC use only)

          (B) No reports on Form 8-K were filed.

SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 PINNACLE BANCSHARES, INC


DATE:  August 16, 1999                       BY: /s/ Robert B. Nolen Jr.
       ---------------------                     ----------------------------
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