Form 10QSB
period 1999-09-30
PINNACLE BANCSHARES INC
filed 1999-11-15
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                               -------------    ---------------

Commission file number 1-12707

                            Pinnacle Bancshares, Inc.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


               Delaware                                      72-1370314
   ------------------------------                         ----------------
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

Yes    [ ]           No   [X]

                                     PART I
                              FINANCIAL INFORMATION


                                                                                     PAGE
ITEM 1.  FINANCIAL STATEMENTS

Condensed  Consolidated  Statements of Financial  Condition at December 31, 1998
and September 30, 1999 (Unaudited).                                                    2

Condensed Consolidated Statements of Financial Income (Unaudited) for the three months ended September 30, 1998 and 1999 and for the nine months ended
September 30, 1998 and 1999.                                                           3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months
ended September 30, 1998 and 1999.                                                     4

Notes to Condensed Consolidated Financial Statements.                                  5

The Condensed Consolidated Financial Statements furnished have not been audited by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial condition and the results for the periods presented.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                     8



                                     PART II
                                OTHER INFORMATION


ITEM 4.  LEGAL PROCEEDINGS                                                            10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                             11

Signatures                                                                            12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    December 31,     September 30,
                                                                       1998              1999
                                                                                     (unaudited)
                                                                    ------------    --------------
ASSETS:
    Cash                                                            $  3,960,991    $   3,574,531
    Interest-bearing deposits in other banks                          30,845,417        1,399,257
    Securities available for sale                                     40,414,788       66,025,549
    Accrued interest on securities and deposits                          431,499          596,443
    Loans receivable, net of allowance for loan losses
       of ($1,200,586 and $1,322,530 respectively)                   128,961,641      138,516,874
    Loans held for sale, at lower of cost or market                    2,985,698        1,030,390
    Other real estate owned, net                                       2,174,956        1,767,423
    Premises and equipment, net                                        6,648,317        6,819,672
    Prepaid and other assets                                           1,662,207        1,825,159
                                                                    ------------    -------------
              Total assets                                          $218,085,514    $ 221,555,298
                                                                    ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits                                                        $194,687,494    $ 192,693,934
    Borrowed funds                                                     3,520,000        9,390,000
    Official checks outstanding                                        1,140,849        1,106,660
    Advance payments by borrowers for taxes and insurance                 60,725          173,551
    Other liabilities                                                  1,064,339          388,586
                                                                    ------------    -------------
                                                                     200,473,407      203,752,731
                                                                    ------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share, no shares issued,
       100,000 authorized                                                      0                0
    Common stock, par $.01 per share, 1,789,586  and
       1,792,086 and 10,000,000 authorized                                17,895           17,921
    Additional paid-in capital                                         8,109,740        8,131,746
    Retained earnings                                                  9,453,693       10,201,922
    Accumulated other comprehensive income (loss), net of tax             30,779         (549,022)
                                                                    ------------    -------------
    Total stockholders' equity                                        17,612,107       17,802,567
                                                                    ------------    -------------
              Total liabilities and stockholders' equity            $218,085,514    $ 221,555,298
                                                                    ============    =============

See accompanying notes to consolidated financial statements

                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS

                                                  Three Months Ended               Six Months Ended
                                                     September 30,                   September 30,
                                                ---------------------           ----------------------
                                                1998             1999           1998              1999
                                                ----             ----           ----              ----
                                                                      (unaudited)
INTEREST REVENUE:
Interest on loans                           $ 3,064,108     $  3,036,220     $  9,180,218     $  8,813,003
Interest and dividends on securities            663,903          974,315        2,005,116        2,747,932
Other interest                                  286,919           29,850          703,553          306,371
                                            -----------     ------------     ------------     ------------
                                              4,014,930        4,040,385       11,888,887       11,867,306
INTEREST EXPENSE:
Interest on deposits                          2,309,365        2,193,012        6,712,877        6,644,569
Interest on borrowed funds                       49,218           68,323          151,540          164,284
                                            -----------     ------------     ------------     ------------
                                              2,358,583        2,261,335        6,864,417        6,808,853
                                            -----------     ------------     ------------     ------------
Net interest income before provision for
     loan losses                              1,656,347        1,779,050        5,024,470        5,058,453
Provision for loan losses                       350,000           20,000          632,000          267,000
                                            -----------     ------------     ------------     ------------
Net interest income after provision for
     Loan losses                              1,306,347        1,759,050        4,392,470        4,791,453
                                            -----------     ------------     ------------     ------------

NONINTEREST INCOME:
Fees and service charges                        203,350          219,754          646,899          663,113
Real estate operations, net                      28,134           42,137           43,572          114,494
Net gain on sale and write down of:
   Loans                                        161,834          100,833          505,301          367,583
   Other real estate owned                     (399,028)        (100,428)        (398,482)        (102,215)
   Investments                                       --               --               --              (93)
    Assets                                           --              500               --              500
Other income                                        198              159              526              924
                                            -----------     ------------     ------------     ------------
                                                 (5,512)         262,955          797,816        1,044,306
                                            -----------     ------------     ------------     ------------
NONINTEREST EXPENSE:
Compensation and benefits                       667,602          685,289        1,980,165        2,092,540
Occupancy                                       272,114          291,151          767,822          855,293
Marketing and professional                       35,507           39,353          105,492          112,854
Other                                           232,646          226,658          705,465          718,662
                                            -----------     ------------     ------------     ------------
                                              1,207,869        1,242,451        3,558,944        3,779,349
                                            -----------     ------------     ------------     ------------
Earnings before tax expense                      92,966          779,554        1,631,342        2,056,410
Income tax expense                               14,990          290,899          549,115          770,826
                                            -----------     ------------     ------------     ------------
Net earnings                                     77,976          488,655        1,082,227        1,285,584
                                            -----------     ------------     ------------     ------------
Basic earnings per share                    $      0.04     $      .0.27     $       0.61     $       0.72
Diluted earnings per share                  $      0.04     $      .0.27     $       0.60     $       0.72
Cash dividends per share                    $      0.10     $      .0.10     $       0.10     $       0.10
Weighted average shares outstanding           1,786,586        1,792,086        1,786,586        1,790,740
Weighted average diluted shares               1,812,587        1,796,247        1,812,587        1,797,816


See accompanying notes to consolidated financial statements.

                            PINNACLE BANCSHARES, INC,
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                    -----------------------------
                                                                                        1998              1999
                                                                                    ------------     ------------
                                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  income                                                                     $  1,082,227     $  1,285,584
    Adjustment to reconcile net income to net cash used in operating activities:
       Depreciation                                                                      349,927          415,601
       Provision for losses on loans                                                     632,000          267,000
    Net (gain) loss on sale and write down of:
       Loans held for sale                                                              (505,301)        (367,583)
       Securities available for sale                                                           0               93
       Assets                                                                                  0             (500)
       Other real estate owned                                                           398,482          102,215
    Amortization, net                                                                   (270,724)        (362,895)
    Proceeds from sale of loans                                                       42,338,611       37,512,419
    Loans originated for sale                                                        (43,200,422)     (35,557,110)
    Decrease (increase) in prepaid and other assets                                      105,713         (327,897)
    Increase  in other liabilities                                                       (48,418)        (377,068)
                                                                                    ------------     ------------
              Net cash from operating activities                                         882,095        2,589,859
                                                                                    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal collected on loans and securities                                       66,178,346       76,860,046
    Loans originated for portfolio                                                   (57,620,574)     (81,336,431)
    Net change in interest bearing deposits at other banks                           (20,627,085)      29,446,160
    Purchase of securities available for sale                                        (15,940,265)     (46,920,911)
    Proceeds from the sale of securities                                                 214,002        4,619,700
    Proceeds from maturing and callable securities                                    15,000,000       11,000,000
    Purchase of premises and equipment                                                  (835,026)        (586,456)
    Proceeds from other real estate owned, net                                         1,610,369          501,818
                                                                                    ------------     ------------
                 Net cash from investing activities                                  (12,020,233)      (6,416,074)
                                                                                    ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase(decrease) in deposits                                                   771,935       (1,273,184)
    Proceeds from sales of time deposits                                              30,832,696       19,458,547
    Payments from maturing time deposits                                             (20,093,401)     (20,178,923)
    Payments on borrowed funds                                                          (120,000)     (10,230,000)
    Proceeds from borrowed funds                                                               0       16,100,000
    (Increase) decrease in official checks and advance payments
        By borrowers for taxes and insurance                                             115,878           78,637
    Proceeds from stock options exercised                                                  1,500           22,032
    Payments of dividends                                                               (536,975)        (537,354)
                                                                                    ------------     ------------
                 Net cash from financing activities                                   10,971,633        3,439,755
                                                                                    ------------     ------------
NET INCREASE (DECREASE) IN CASH                                                         (166,505)        (386,460)
CASH AT BEGINNING OF PERIOD                                                            2,747,482        3,960,991
                                                                                    ------------     ------------
CASH AT END OF PERIOD                                                               $  2,580,977     $  3,574,531
                                                                                    ============     ============
SUPPLEMENTAL DISCLOSURES:
    Cash payments for interest on deposits and borrowed funds                       $  6,228,791        6,186,689
    Cash payments for income taxes                                                       837,207          993,579

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

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the nine month period ended September 30, 1999, are not necessarily indicative of the results of operations which may be expected for the entire year.

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

As part of the plan, an oversight management committee has been set up to monitor vendor compliance, and to identify systems and equipment crucial to the Company's operation. These systems have been tested to assure they will be able to handle the Year 2000 event, thus minimizing risk to the Company.

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

Although the Company believes it will be Year 2000 compliant, the Company cannot guarantee the performance of third parties as to which it has material relationships. Manual systems have been established that will allow the Company to provide its customers with a basic level of service in the event of a major system failure.

The Company estimates the total Year 2000 cost to be approximately $65,000. The Company has already expensed $32,000 and expects to expense the remaining Year 2000 cost by December 31, 1999.

3. NEW ACCOUNTING PRONOUNCEMENTS:

In June 1999, the FASB issued SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No.
133. This statement delays the effective date of Statement 133 from fiscal quarters of all fiscal years beginning after June 15, 1999, to fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier adoption encouraged.

4. EARNINGS PER SHARE:

Basic Earnings per share ("EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed in the same manner, except the number of weighted average shares outstanding is adjusted for the number of additional common shares that would have been outstanding if the potential common shares had been issued.

The following table represents the earnings per share calculations for the three and nine month period ended September 30, 1998 and 1999:


                                                              NET                            PER SHARE
        FOR THE THREE MONTHS ENDED                           INCOME             SHARES        AMOUNT
        --------------------------                         ----------          ---------     ---------
        SEPTEMBER 30, 1998
            Basic earnings per share                       $   77,976          1,786,586       $0.04
            Dilutive securities                                   ---             26,001         ---
                                                           -----------------------------------------
            Diluted earnings per share                     $   77,976          1,812,587       $0.04
                                                           =========================================

        SEPTEMBER 30, 1999
            Basic earnings per share                       $  488,655          1,792,086       $0.27
            Dilutive securities                                   ---              4,161         ---
                                                           -----------------------------------------
            Diluted earnings per share                     $  488,655          1,796,247       $0.27
                                                           =========================================

                                                               NET                           PER SHARE
        FOR THE SIX MONTHS ENDED                             INCOME             SHARES        AMOUNT
        --------------------------                         ----------          ---------     ---------
        SEPTEMBER 30, 1998
            Basic earnings per share                       $1,082,227          1,786,586       $0.61
            Dilutive securities                                   ---             26,001        ----
                                                           -----------------------------------------
            Diluted earnings per share                     $1,082,227          1,812,587       $0.60
                                                           =========================================

        SEPTEMBER 30, 1999
            Basic earnings per share                       $1,285,584          1,790,740       $0.72
            Dilutive securities                                   ---              7,076         ---
                                                           -----------------------------------------
            Diluted earnings per share                     $1,285,584          1,797,816       $0.72
                                                           =========================================

5. COMPREHENSIVE INCOME:

The Company has classified the majority of its securities as available for sale in accordance with Financial Accounting Standards Board Statement No 115. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of stockholders' equity, net of income tax effect.

Since comprehensive income is a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain or loss serves to decrease or increase comprehensive income. The following table represents comprehensive income for the three and nine month period ended September 30, 1998, and 1999:


         FOR THE THREE MONTHS ENDED                                     1998               1999
         --------------------------                                     -----              ----
         Net income                                                    $ 77,976          $488,655
         Other comprehensive income (loss), net of tax
           Unrealized gain (loss) on securities, net of tax             124,893           222,240
                                                                       --------           -------
         Comprehensive income                                          $202,869           710,895
                                                                       --------          --------


         FOR THE NINE MONTHS ENDED                                     1998                1999
         -------------------------                                     -----               ----
         Net income                                                  $1,082,227         $1,285,584
         Other comprehensive income (loss), net of tax
           Unrealized gain (loss) on securities, net of tax             178,058           (579,801)
                                                                     ----------         ----------
         Comprehensive income                                        $1,260,285         $  705,783
                                                                     ----------         ----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION

                   PINNACLE BANCSHARES, INC. AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


INVESTMENTS: During the nine months ended September 30, 1999, the Bank purchased $46.9 million is U. S. Agency securities. The Bank sold $4.0 million in U. S. Agency securities and had $4.0 million in U. S. Treasury securities and $2.0 million U. S. Agency securities to mature. The Bank also had $5.0 million in U.
S. Agency securities to be called.

RESULTS OF OPERATIONS: Net interest income after the provision for loan losses increased $452,703 or 34.7% for the three month period ended September 30, 1999 as compared to the corresponding period in the previous year. This increase was primarily due to a decrease in the provision for loan losses of $330,000, a decrease in interest expense of $97,248 and an increase in interest income of $25,455. Net interest income after the provision for loan losses increased $398,983 or 9.1% for the nine months period ended September 30, 1999 as compared to the corresponding period in the previous year. This increase was primarily due to a decrease in the provision for loan losses of $365,000 and a decrease in interest expense of $55,564, and was offset by a decrease in interest income of $21,581. If rates were to rise rapidly, net income may be adversely affected.

The Bank's yield on interest-earning assets decreased from approximately 8.20% in the nine month period ended September 30, 1998, to approximately 7.94 % in the current year period. This decrease was due to a decrease in interest rates and was offset by an increase in the average interest earning assets of approximately $10.5 million for the nine month period ended September 30, 1999 as compared to the corresponding prior year period. The Bank's cost of funds decreased from 4.97% in the nine month period ended September 30, 1998 to 4.60% in the current year period. This decrease was offset by an increase in the average interest-bearing liabilities of approximately $11.3 million for the nine months period ended September 30, 1999 as compared to the corresponding prior year period.

Non interest income, which includes fees and service charges, real estate operations, net gain (loss) on sale of loans and other income, increased approximately $268,467 and $246,490 in the three and nine month periods ended September 30, 1999, as compared to the corresponding prior year periods. The increase in the three month period ended September 30, 1999 was due primarily to a decrease in the loss on sale and write down of other real estate owned of approximately $298,600 and an increase in all other non interest income of approximately $30,868, and was offset by a decrease in the gain on sale of loans of approximately $61.001. The increase in the nine month period ended September 30, 1999, was due primarily to a decrease in loss on sale and write down of other real estate owned of approximately, $296,267, an increase in all other non interest income of approximately, $ 87,941, and was offset by a decrease in the gain on sale of loans of approximately, $137,718.

Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount on non-performing assets, and general economic conditions.

Non interest expense increased approximately $34,582 and $220,405 in the three and nine month periods ended September 30, 1999, as compared to the corresponding prior year periods. The increase in the three month period ended September 30, 1999 was due primarily to an increase in compensation expense of approximately $17,687 and an increase in occupancy expense of approximately $19,037, and was offset by slight decreases in other non interest expense of approximately $2,142. The increase in the nine month period ended September 30, 1999 was primarily due to an increase in compensation of approximately $112,375, an increase in occupancy expense of approximately, $87,471 and slight increases in all other non interest expense of approximately $20,559.

NET INCOME: The Company reported net income for the three month period ended September 30, 1999 of $488,656 or $0.27 per share, compared with net income of $77,976 or $0.04 per share for the three month period ended September 30, 1998. The Company reported net income for the nine month period ended September 30, 1999 of $1,285,585 or $0.72 per share, compared to $1,082,227 or $0.61 per share for the nine month period ended September 30, 1998. The increase in the three and nine month periods ended September 30, 1999 was attributable to two factors: a decrease in the provision for loan losses of approximately $330,000 and $365,000 respectively, and a decrease in the loss on the sale and write down of other real estate owned, of approximately, $298,600 and $296,300, respectively.

CAPITAL RESOURCES: Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Bank's principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the Federal Home Loan Bank of Atlanta and other borrowings sources. At September 30, 1999, the Bank's total loan commitments, including construction loans in process and unused lines of credit, were approximately $26.2 million. Management believes that the Bank's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At September 30, 1999, the Company and the Bank exceeded all regulatory capital requirements.

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

                           PART II - OTHER INFORMATION


ITEM 4.  LEGAL PROCEEDINGS

         On October 27, 1993, a suit was initiated in the Circuit Court for Walker County, Alabama by one customer who alleged that the Bank improperly charged his account for insufficient funds. The plaintiff also alleged that he represented a class composed of both current and past customers of the Bank. The Bank denied the material allegations of the plaintiff's complaint. Despite the fact that no discovery had been taken, the Court set the matter for preliminary injunction, summary judgment, class action certification and other matters on January 25, 1994. Notwithstanding, on January 28, 1994, the Court ordered that the suit proceed as a class action but did not rule on the validity and truthfulness of the allegations in the complaint. The Bank filed a motion for the Circuit Court Judge to recuse himself, which was refused. Additionally, on motion of the plaintiff's attorney, the Judge disqualified the Bank's attorneys from further representation of the Bank in this litigation. The Circuit Court then entered a Scheduling Order resulting in a trial setting in September 1994. The parties entered into an agreement to dismiss the appeal at the Supreme Court in an attempt to settle the case. The parties have, in fact, settled the case on a class wide basis. A fairness hearing is set for January 6, 2000 at 9.00 A. M. in the Circuit Court of Walker County, Alabama. It is anticipated that the court will approve the class action settlement.

         Three previously reported suits against the Bank, Rhonda Hood vs First Federal of Alabama. Patricia Green vs First Federal of Alabama, and Dutton vs First Federal of Alabama, have been settled by dismissing the class allegations and settling them on an individual basis for $5,000 each. In each of these cases, the Bank has releases from the plaintiff.

         A fourth case was initiated in the Circuit Court for Walker County, Alabama on November, 27,1997 by John Jackson and Tonya Jackson vs Bobby Shubert defendant vs Pinnacle Bank. No activity occurred for more than two years as the parties attempted to resolve the matter. During this time the Bank did not assess the case as a substantial risk for loss. When settlement attempts failed the Bank assigned the case to their Litigation Council for representation. This case contains allegations of breach of contract as well as fraud. The Bank had a construction loan on a piece of property and is accused of failing to properly administer the construction money funds and pay them out to the builder as required. The Bank has denied all the allegations of the complaint against it. The complaint requests compensatory damages in an amount of $75,000 and an unnamed amount for punitive damages. It is the Bank's intention to fully and vigorously defend itself.

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




                                                 PINNACLE BANCSHARES, INC


DATE:    November  15, 1999               BY:    /s/ Robert B. Nolen Jr.
     -------------------------                   -----------------------
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