Form 10KSB40
period 1999-12-31
PINNACLE BANCSHARES INC
filed 2000-03-30
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1999

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number   1-12707
                        -----------

                            PINNACLE BANCSHARES, INC.
                 (Name of small business issuer in its charter)

           Delaware                                      72-1370314
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1811 Second Avenue, Jasper,  Alabama                       35502-1388
----------------------------------------                   ----------
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

State issuer's revenues for its most recent fiscal year.  $17,246,948.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the price ($7.8750 per share) at which the Common Stock was sold on February 29, 2000, was approximately $12,561,885. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 30, 2000, 1,792,086 shares of the registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format:  YES [ ] NO [X]

                       Documents Incorporated By Reference
Part II:
Annual Report to Stockholders for the year ended December 31, 1999.

Part III:
Portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders.

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

         THE BANK. The Bank is an Alabama-chartered commercial bank with six offices located in Central and Northwest Alabama. The Bank converted from a federal stock savings bank to an Alabama-chartered commercial bank on January 31, 1997 in connection with the holding company reorganization. The Bank has its main office at 1811 Second Avenue, Jasper, Alabama, and also has a branch office in Jasper, Alabama, with other branch offices in Sumiton, Haleyville, and Birmingham, Alabama.

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

                                                   At December 31,
                                               ----------------------
                                                  1999        1998
                                                  ----        ----
                                                (Dollars in thousands)
FINANCIAL CONDITION AND OTHER DATA:
Total amount of:
   Assets .................................     $231,032     $218,086
   Loans, net .............................      146,430      128,962
   Interest-bearing deposits in other banks        2,177       30,845
   Securities .............................       64,599       40,415
   Loans held for sale ....................          894        2,986
   Deposits ...............................      189,175      194,687
   Borrowed funds .........................       21,890        3,520
   Stockholders' equity ...................       17,849       17,612

Number of:
   Real estate loans outstanding ..........        3,419        3,589
   Savings accounts .......................       17,509       16,136
   Full service offices open ..............            6            6



                                                        Year Ended December 31,
                                                    -------------------------------
                                                     1999        1998        1997
                                                    -------     -------     -------
                                                            (In thousands)
OPERATING DATA:
Interest revenue ..............................     $16,130     $15,921     $15,858
Interest expense ..............................       9,238       9,251       8,903
                                                    -------     -------     -------
Net interest income before provision for losses
   on loans ...................................       6,892       6,670       6,955
Provision for losses on loans .................         177         637         400
                                                    -------     -------     -------
Net interest income after provision for losses
   on loans ...................................       6,715       6,033       6,555
Noninterest income ............................       1,116       1,060       1,359
Noninterest expense ...........................       5,195       4,813       4,663
Income tax expense ............................         958         778       1,188
                                                    -------     -------     -------
Net income ....................................     $ 1,678     $ 1,502     $ 2,063
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

                                                                For the Years Ended December 31,
                                          -----------------------------------------------------------------------
                                                        1999                                   1998
                                          --------------------------------         ------------------------------
                                          Average                Average           Average               Average
                                          Balance     Interest  Yield/Cost         Balance    Interest  Yield/Cost
                                          -------     --------  ----------         -------    --------  ----------
                                                                         (Dollars in thousands)
Interest-earning assets:
Loans receivable, net ..............     $ 135,556    $ 12,041       8.9%         $ 135,254   $ 12,217      9.0%
Securities available-for-sale ......        63,896       3,761       5.9%            42,546      2,718      6.4%
Other ..............................         6,725         328       4.9%            18,296        986      5.4%
                                         ---------    --------    -------         ---------   --------   -------
Total ..............................       206,177      16,130       7.8%           196,096   $ 15,921      8.1%
Non-interest-earning assets ........        14,808                   0.0             13,613                 0.0
                                         ---------                                ---------
Total assets .......................     $ 220,985                                $ 209,709                 0.0
                                         =========                                =========
Interest-bearing liabilities:
Deposits ...........................     $ 193,331       8,831       4.6%         $ 185,944      9,046      4.9%
Borrowings .........................         6,961         407       5.8%             3,539        205      5.8%
                                         ---------    --------    -------         ---------   --------   -------
Total interest-bearing liabilities:        200,292       9,238       4.6%           189,483      9,251      4.9%
Non-interest-bearing liabilities ...         2,933                                               2,742
                                                                                              --------   ------
Total Liabilities: .................       203,225                   0.0            192,225                 0.0
                                         ---------                                ---------
   Equity ..........................        17,760                   0.0             17,454                 0.0
                                                                                              --------   ------
   Total Liabilities and Equity ....     $ 220,985                   0.0          $ 209,679                 0.0
                                         =========                                =========
Net interest-earning assets ........     $   5,885                   0.0          $   6,613                 0.0
                                         =========                                =========
Net interest income ................                  $  6,892       0.0                      $  6,670      0.0
                                                      ========                                ========
Interest rate spread ...............                                 3.2%                                   3.2%
                                                                  =======                                =======
Net interest margin ................                                 3.3%                                   3.4%
                                                                  =======                                =======
Ratio of average interest-earning
   assets to interest-bearing
   liabilities
                                                                   102.9%                                 103.5%
                                                                  =======                                =======

LENDING ACTIVITIES

         GENERAL. The Bank's net loan portfolio totaled $146.4 million at December 31, 1999, or 63.4% of its total assets. On that date, $119.6 million, or 81.7% of total net loans outstanding, consisted of loans secured by mortgages on single family, two-to-four family, multi-family residential properties, and commercial real estate loans, while the remainder of the loan portfolio consisted of savings account, home improvement and other consumer and commercial loans.

         The principal lending activity of the Bank historically has been the origination of conventional first mortgage single-family loans. The Bank also makes loans on two-to-four family dwelling units, multi-family dwelling units, commercial real estate and other improved real estate. The majority of the Bank's loans have been originated within its primary market area.

         During the year ended December 31, 1999 the Bank increased its borrowings from the Federal Home Loan Bank of Atlanta (FHLB) by $18.5 million. The increase in borrowings along with the proceeds from loan repayments and interest bearing deposits was used to fund lending activities. During the year ended December 31, 1998, the Bank funded loan demands with increases in savings deposits and the proceeds from loan repayments. The Bank did not increase borrowings during the year ended December 31, 1998.

         The Bank had no securities classified as held-to-maturity as of December 31, 1999. See Note 1 of Notes to Consolidated Financial Statements.

         The Bank's volume of total loans originated to be retained in the Bank's loan portfolio totaled approximately $109.5 million during the year ended December 31, 1999, and $89.6 million during the year ended December 31, 1998. The Bank directly originates most of its mortgage loans through its existing branches. These loans have been originated predominantly within the Bank's geographical lending area of Walker, Jefferson, Shelby, Winston and Fayette counties, in Alabama. See " -- Loan Solicitation and Processing" and "-- Loan Originations, Purchases and Sales."

         The Bank seeks to improve the interest rate sensitivity of its mortgage loan portfolio through the origination of adjustable rate loans, which constituted approximately 53.0% of the single family residential mortgage loans in the Bank's loan portfolio, and 29.3% of the Bank's net loan portfolio at December 31, 1999. Most adjustable rate mortgage loans are held in the Bank's loan portfolio, while most fixed-rate mortgage loans are either sold as whole loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA") or other investors, or converted into mortgage-backed securities with servicing retained by the Bank.

         The following table sets forth, in dollar amounts and percentages, the major categories of the Bank's loans. At December 31, 1999 the Bank had no concentrations of loans exceeding 10% of gross loans other than as described below.

                                            December 31,
                               ----------------------------------------
                                      1999                1998
                               -------------------  -------------------
                                       (Dollars in thousands)
Type of Loan:
Real estate mortgage loans .   $ 94,288       64.4% $ 86,957       67.4%
Construction loans .........     38,446       26.3%   32,263       25.0%
Commercial loans ...........     14,364        9.8%   12,248        9.5%
Consumer loans .............     12,442        8.4%   10,069        7.8%
Less --
   Loans in process ........     11,580        7.9%   11,143        8.6%
   Discounts and other .....        307        0.2%      231        0.2%
   Allowance for loan losses      1,223        0.8%    1,201        0.9%
                               --------   --------  --------   --------
     Total .................   $146,430     100.00% $128,962     100.00%
                               ========   ========  ========   ========

         RESIDENTIAL LOANS. The primary lending activity of the Bank has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, multi-family housing (over four units), and loans made for the development of unimproved real estate to be used for residential housing. At December 31, 1999, approximately 81% of the Bank's total real estate loan portfolio consisted of loans secured by residential real estate.

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

         At December 31, 1999, the largest amount loaned by the Bank to one borrower was $2.6 million which was approximately 15% of the Holding Company's stockholders' equity.

         COMMERCIAL REAL ESTATE AND CONSTRUCTION LOANS. Construction loans on residential properties are made primarily to individuals. The maximum loan to value ratio is 80% of either the appraisal or the purchase price, whichever is lower. Residential construction loans are typically made for periods of six months. At December 31, 1999, the Bank had $36.6 million outstanding in residential construction loans, compared with $27.1 million in construction loans on residential properties outstanding at December 31, 1998.

         The Bank has historically originated commercial real estate loans within its primary market area. The Bank either funded or purchased participation interests in various large commercial real estate projects, one of which was outside of its primary market area. See " -- Non-Performing Loans and Asset Classification" and "Subsidiary Activities." Since 1984, the Bank has limited its commercial real estate lending activities to smaller commercial real estate projects located in its primary market area, with the amount loaned limited to 10% of its net worth. See "-- Nonperforming Loans and Asset Classification" and "Subsidiary Activities." At December 31, 1999, the Bank had $25.1 million outstanding in commercial real estate loans, including $2.1 million in commercial construction loans. These loans are typically limited to owner-occupied financings.

         COMMERCIAL BUSINESS LOANS. At December 31, 1999, there were approximately $14.3 million in commercial loans outstanding. The Bank will consider making these types of loans in its local market area.

         CONSUMER LOANS. The Bank makes various types of consumer loans, including the loans made to depositors on the security of their savings accounts, personal loans, automobile loans, educational loans and loans for home improvement or other purposes. At December 31, 1999, the Bank had $12.4 million outstanding in consumer loans.

         LOAN SOLICITATION AND PROCESSING. Loan originations come from a combination of walk-in customers and real estate brokers. See Notes to Consolidated Financial Statements.

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

         The sale of loans in the secondary mortgage market reduces the Bank's risk that the interest rates it pays will escalate while holding long-term, fixed-rate loans in its portfolio and allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes. In connection with certain sales the Bank provides servicing on the loans (i.e., collection of principal and interest payments) for which it receives a fee payable monthly of 1/4% to 3/8% per annum of the unpaid balance of each loan. These loan sales will continue as the Bank attempts to maintain its loan servicing base. As of December 31, 1999, the Bank was servicing loans for others aggregating approximately $71.2 million. Net servicing income for the years ended December 31, 1999 and 1998 was approximately $190,000 and $214,000, respectively.

         During the years ended December 31, 1999 and 1998, the Bank sold approximately $47.0 million and $59.0 million, respectively, in whole loans. As of December 31, 1999, the Bank had approximately $700,000 in commitments outstanding to package or sell additional loans.

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

         LOAN COMMITMENTS. The Bank issues commitments to prospective borrowers to make loans conditioned upon the occurrence of certain events. Such commitments are made on specific terms and conditions, and are honored for 60 days from approval with no additional fees required. The Bank charges a non-refundable commitment fee equal to 1% of the actual amount of committed funds on all single-family construction loans. The Bank had outstanding commitments to originate mortgage loans aggregating $21.7 million at December 31, 1999. Of these commitments, $20.5 million were for adjustable rate mortgages and $1.2 million were for fixed-rate mortgages.

         Although the Bank originates most fixed-rate loans for resale in the secondary mortgage market, a certain amount of interest rate risk exists for the Bank after a loan is closed until a loan is sold.

         LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for creation of the loan. The Bank accounts for loan origination fees net of direct costs as a yield adjustment over the life of the loan. See Notes to Consolidated Financial Statements.

         MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 1999, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans and overdrafts are reported as due in one year or less. The Bank does not have any loans with no stated schedule of repayments and no stated maturity.

                                               Due After
                                              One Through        Due After
                                Due by     Five Years After   Five Years After
                              December 31,    December 31,      December 31,
                                 2000            1999               1999            Total
                              -----------     -----------        -----------     ------------
Real estate mortgage ....     $ 6,094,682     $35,521,497        $52,034,849     $ 93,651,028
Real estate construction       26,866,052              --                 --       26,866,052
Commercial business loans       6,326,497       5,955,116          2,082,267       14,363,880
Consumer ................       4,045,632       7,916,340            480,491       12,442,463
                              -----------     -----------        -----------     ------------
   Total ................     $43,332,863     $49,392,953        $54,597,607     $147,323,423
                              ===========     ===========        ===========     ============

         The following table sets forth the dollar amount of all loans due after one year at December 31, 1999 which have predetermined interest rates and have floating or adjustable interest rates.

                                                    Floating or
                                                   Predetermined        Adjustable
                                                       Rates               Rates
                                                    -----------         -----------
                  Real estate mortgage ....         $46,937,649         $40,618,697
                  Commercial business loans           3,761,706           4,275,677
                  Consumer ................           8,335,713              61,118
                                                    -----------         -----------
                    Total .................         $59,035,068         $44,955,492
                                                    ===========         ===========

         NON-PERFORMING LOANS AND ASSET CLASSIFICATION. Loans that are 120 days contractually past due are placed on nonaccrual status and accrued interest income is reversed. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has been demonstrated, in which case the loan is returned to accrual status.

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less estimated costs of disposition. Any write-down of the property at foreclosure is charged to the allowance for loan losses. Future declines in fair value of the asset less costs of disposition below its carrying amount increases a valuation allowance account. Future increases in fair value of the asset less costs of disposition above its carrying amount reduces the valuation allowance account, but not below zero. Increases or decreases in the valuation allowance account are charged or credited to income. Costs relating to the development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

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

         The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.

                                                       At December 31,
                                                     -------------------
                                                      1999         1998
                                                     ------       ------
                                                    (Dollars in thousands)
Loans accounted for on a nonaccrual basis: (1)
Real Estate:
   Residential ...............................       $  850        $  521
   Commercial ................................          172           610
Consumer .....................................           70            87
                                                     ------        ------
Total ........................................       $1,092        $1,218
                                                     ======        ======

Accruing loans which are contractually past
   due 90 days or more:
Real Estate:
   Residential ...............................       $2,990        $2,915
   Commercial ................................           --           656
Consumer .....................................           --            --
                                                     ------        ------
Total ........................................       $2,990        $3,571
                                                     ======        ======
   Total of nonaccrual and 90 days
     past due loans ..........................       $4,082        $4,789
                                                     ======        ======

Percentage of total loans ....................         2.79%         3.71%

Percentage of total assets ...................         1.77%         2.20%

Other non-performing assets(2) ...............       $1,522        $2,175


(1) Nonaccrual status denotes loans on which accrual of interest has been ceased in accordance with the guidelines discussed previously. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.
(2) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. The property is carried at the lower of its fair value less estimated costs of disposition or the investment balance of the related loan, whichever is lower.

         Management has identified certain loans aggregating approximately $3.0 million at December 31, 1999 (including loans identified in the above table) which it has determined require special attention due to potential weaknesses. It is management's opinion that the allowance for loan losses (see below) is adequate to absorb potential losses related to such loans. Aggressive efforts are made to continue to reduce principal, secure additional collateral and improve the overall payment status of their loans.

         During the years ended December 31, 1999 and 1998, gross interest income of $36,733 and $48,845, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. The amount of interest income included in current income for these loans was $23,600 and $9,078 for the years ended December 31, 1999 and 1998, respectively.

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

                                        At December 31,
                        -------------------------------------------------
                                 1999                      1998
                        -----------------------   -----------------------
                                   Percent of                 Percent of
                                  Loans in Each             Loans in Each
                                   Category to               Category to
                        Amount     Total Loans    Amount     Total Loans
                        ------    -------------   ------    -------------
                                    (Dollars in thousands)
Real estate loans       $  756         81.7%      $  618         83.7%
Commercial ......          189          9.8%         123         10.1%
Other loans .....          278          8.5%         251          6.2%
Unallocated .....           --            0%         209            0%
                        ------        ------      ------        ------
   Total ........       $1,223        100.0%      $1,201        100.0%
                        ======        ======      ======        ======

         The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.

                                           Year Ended December 31,
                                           -----------------------
                                              1999          1998
                                             ------        ------
                                            (Dollars in thousands)
Balance at beginning of period .......       $1,201        $1,234
                                             ------        ------
Loans charged-off:
   Consumer ..........................           28            67
   Mortgage ..........................          199           651
                                             ------        ------
Total charge-offs ....................          227           718
                                             ------        ------
Total recoveries .....................           72            48
                                             ------        ------
Net loans charged-off ................          155           670
                                             ------        ------
Provision for possible loan losses ...          177           637
                                             ------        ------
Balance at end of period .............       $1,223        $1,201
                                             ======        ======
Ratio of net charge-offs to average
   loans outstanding during the period          .10%          .53%
                                             ======        ======

         For further information and for an analysis of the Bank's allowances for loan and real estate losses, see Notes 3 and 4 of Notes to Consolidated Financial Statements.

INVESTMENT ACTIVITIES

         Interest income from cash deposits and securities generally provide the second largest source of income for the Bank after interest on loans and loan servicing fees and other fees. At December 31, 1999, the Bank's interest-bearing deposits and securities portfolio of approximately $64.6 million, excluding mortgage-backed securities, consisted primarily of interest-bearing bank deposits, U.S. government and agency obligations, corporate securities, and FHLB of Atlanta stock.

         It has generally been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements in order to shorten the maturities of the Bank's investment portfolio to enable the Bank to better match its short-term investments and interest rate sensitive savings deposit liabilities. The Bank also increases its liquidity by selling most of its fixed-rate loans with maturities of greater than 10 years.

         Securities are classified as either trading, available-for-sale or held to maturity based on management's intent and ability. See Note 1 of Notes to Consolidated Financial Statements.

         The following table sets forth the carrying value of the Bank's investment securities and mortgage-backed securities at the dates indicated.

                                                  At December 31,
                                               ---------------------
                                                1999          1998
                                               -------       -------
                                                  (In thousands)
Securities available-for-sale:
   U.S. Treasury securities ............       $    --       $ 4,027
   U.S. Government and agency securities        47,116        17,996
   FHLB stock ..........................           925         1,473
   Mortgage-backed securities ..........        16,518        16,877
   Other securities ....................            40            42
                                               -------       -------
Total ..................................       $64,599       $40,415
                                               =======       =======

         The following table sets forth the scheduled maturities, amortized cost, estimated fair values and weighted average yields for the Bank's securities available-for-sale at December 31, 1999.

                                        One Year Or Less        After One Through Five Years      After Five Through Ten Years
                                   --------------------------      --------------------------     ----------------------------
                                   Amortized       Weighted        Amortized       Weighted         Amortized     Weighted
                                      Cost      Average Yield        Cost       Average Yield          Cost     Average Yield
                                      ----      -------------        ----       -------------          ----     -------------
                                                                     (Dollars in thousands)
U.S. government and agency ...       $1,000          6.2%           $47,000          5.7%             $   --          --%
FHLB of Atlanta stock(1) .....           --                              --           --                  --          --
Other securities(2) ..........           --           --                 --           --                  40          --
Mortgage-backed securities(3)            --           --                 --           --               2,510         6.7
                                     ------        -----            -------       ------              ------       -----
Total ........................       $1,000          6.2%           $47,000          5.7%             $2,550         6.7%
                                     ======        =====            =======       ======              ======       =====


                                     After Ten Years
                                -------------------------    Total
                                Amortized     Weighted     Amortized                    Weighted
                                   Cost     Average Yield     Cost      Fair Value   Average Yield
                                 -------    -------------   -------     ----------   -------------
                                                     (Dollars in thousands)
U.S. government and agency       $    --       %            $48,000       $47,116         5.7%
FHLB of Atlanta stock(1)..           925         7.7            925           925         7.8
Other securities(2) ......            --          --             40            40          --
Mortgage-backed securities        14,258         6.4         16,768        16,518         6.5
                                 -------       -----        -------       -------       -----
Total ....................       $15,183         6.5%       $65,733       $64,599         5.9%
                                 =======       =====        =======       =======       =====

----------
(1) FHLB of Atlanta stock is an equity security. The amount of such stock held by the Bank is included under "After Ten Years" as the Bank is required to hold such stock as a FHLB of Atlanta member.
(2) Other securities includes the Bank's investment in limited partnerships, at cost, of $40,695 whose sole purpose is to hold and operate real estate. The Bank has no loans to these real estate partnerships. These investments are not readily marketable.
(3) Mortgage-backed securities are reflected in the above table based on their contractual maturity.

SUBSIDIARY ACTIVITIES

         FIRST GENERAL SERVICE(S) CORPORATION. First General Service(s) Corporation ("First General") was incorporated in August 1978, for the purpose of having an ownership interest in Savings and Loan Data Corporation, Cincinnati, Ohio, which provided on-line computer services to the Bank.

         In 1984, First General established an office at 407-9th Avenue in Jasper, Alabama. At the same time, four employees from the Bank were transferred to First General for the purpose of servicing the Bank's loans. The scope of First General's activities included servicing, auditing and quality control of all loans originated by the Bank and by First General's 40% owned subsidiary, First General Lending Corporation. In 1990, all employees of First General, and property and equipment relating to loan servicing, were transferred to the Bank. At December 31, 1998, First General had a total equity investment of $715 in First General Insurance Agency.

         FIRST GENERAL VENTURES CORPORATION. As of December 31, 1999, First General Ventures Corporation had a total investment in joint ventures of $39,980. The Bank believes that the market value of these investments is in excess of the book values. The assets of First General Land Corporation, one of the Bank's wholly-owned subsidiaries, were transferred to First General Ventures Corporation. First General Land Corporation was dissolved. As of December 31, 1999, the Bank had no loan commitments and does not presently intend to make loans to these joint ventures.

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

         As of December 31, 1999, the Bank's total deposits were $189.2 million.

         The following table indicates the amount of the Bank's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                                                    Certificates
                Maturity Period                                      Of Deposit
                ---------------                                      ----------
                                                                   (In thousands)

                Three months or less........................         $ 23,443
                Over three through six months...............           15,047
                Over six through twelve months..............            6,566
                Over twelve months..........................              517
                                                                     --------
                  Total.....................................         $ 45,573
                                                                     ========

         The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                        Year Ended December 31,
                                           ---------------------------------------------
                                                   1999                     1998
                                           -------------------       -------------------
                                            Average    Average       Average     Average
                                           Deposits      Rate        Deposits      Rate
                                           --------       ---        --------       ---
                                                       (Dollars in thousands)
Non-interest bearing demand deposits       $  7,526        --%       $  7,342        --%
Interest bearing demand deposits ...         26,015       2.8          23,670       3.0
Savings deposits ...................         15,436       2.6          15,727       2.7
Time deposits ......................        144,354       5.3         139,205       5.7
                                           --------       ---        --------       ---
   Total deposits ..................       $193,331       4.6%       $185,944       4.9%
                                           ========       ===        ========       ===


         For further information, see Notes to Consolidated Financial
Statements.

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

         The Bank had no short-term borrowings during 1998.

                                                                        At or for the
                                                                    Year Ended December 31,
                                                                 -----------------------------
                                                                    1999              1998
                                                                 -----------        ----------
                                                                     (Dollars in thousands)
Amounts outstanding at end of period:
   FHLB advances .........................................       $18,500,000        $       --
Weighted average rate paid at period end:
   FHLB advances .........................................              6.04%               --%

Maximum amount of borrowings outstanding at any month end:
   FHLB advances .........................................       $19,500,000        $       --

Approximate average amounts outstanding for period:
   FHLB advances .........................................       $ 3,550,000        $       --
Approximate weighted average rate paid during
   period (1):
   FHLB advances .........................................              6.09%               --%

(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

         For further information on the Bank's borrowings, see Notes to Consolidated Financial Statements.

SELECTED FINANCIAL RATIOS

         The following table sets forth selected financial ratios of the Bank for the periods indicated:

                                                        Year Ended December 31,
                                                  ----------------------------------
                                                   1999          1998          1997
                                                  ------        ------        ------
Return on Assets (Net Income Divided By
Average Total Assets) .................            0.8%          0.7%          1.0%
Return on Equity (Net Income Divided By
   Average Equity) ....................            9.4%          8.6%         12.7%
Equity-to-Assets Ratio (Average Equity
   Divided By Average Total Assets) ...            8.0%          8.0%          8.1%
Dividend Payout Ratio (Dividends
   Declared Per Share Divided By Net
   Income Per Share) ..................           42.7%         48.2%         34.5%

LIQUIDITY AND RATE SENSITIVITY

         The following table sets forth the maturity distribution of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 1999, the Bank's interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the Bank's cumulative interest rate sensitivity gap, the ratio of interest-earning assets to interest-bearing liabilities, and the Bank's cumulative interest rate sensitivity gap ratio.

                                                Over One   Over Five
                                    One Year     Through    Through       Over
                                    or Less    Five Years  Ten Years   Ten Years   Total
                                   ---------    --------    --------    -------   --------
                                                         (In thousands)
Interest-Earning Assets: (1)
   Loans .......................   $  43,333    $ 49,393    $  7,266    $47,332   $147,324
   Securities ..................         999      46,117       2,502     14,981     64,599
Other assets ...................       2,177          --          --         --      2,177
                                   ---------    --------    --------    -------   --------
     Total .....................   $  46,509    $ 95,510    $  9,768    $62,313   $214,100
                                   =========    ========    ========    =======   ========
Interest-Bearing Liabilities:(2)
   Deposits ....................   $ 158,424    $ 29,092    $  1,659    $    --   $189,175
   Borrowings ..................      18,640         670       1,490      1,090     21,890
                                   ---------    --------    --------    -------   --------
     Total .....................   $ 177,064    $ 29,762    $  3,149    $ 1,090   $211,065
                                   =========    ========    ========    =======   ========
Interest Sensitivity Gap .......   $(130,555)   $ 65,748    $  6,619    $61,223   $  3,035
                                   =========    ========    ========    =======   ========
Cumulative Interest Sensitivity
   Gap .........................   $(130,555)   $(64,807)   $(58,188)   $ 3,035   $  3,035
                                   =========    ========    ========    =======   ========


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

                                          Year ended December        Year Ended December 31,
                                             1998 vs. 1999                1997 vs. 1998
                                          Increase (Decrease)          Increase (Decrease)
                                      --------------------------    ------------------------
                                      Volume     Rate      Total    Volume    Rate     Total
                                      ------     ----      -----    ------    ----     -----
                                                          (In thousands)
Interest Income:
Loans .............................   $    27    $(203)   $  (176)   $(237)   $ (92)   $(329)
Securities ........................     1,237     (194)     1,043     (223)     (51)    (274)
Other interest-earning assets .....      (572)     (86)       686      (20)     666     (658)
                                      -------    -----    -------    -----    -----    -----
Total interest earning assets .....   $   692    $(483)   $   209    $ 226    $(163)   $  63
                                      =======    =====    =======    =====    =====    =====
Interest Expense:
Deposits ..........................   $   400    $(617)   $  (217)   $ 399    $(246)   $ 153
Borrowed Funds ....................       200        2        202       (7)       5       (2)
                                      -------    -----    -------    -----    -----    -----
Total interest-bearing liabilities    $   600    $(615)   $   (15)   $ 392    $(241)   $ 151
                                      =======    =====    =======    =====    =====    =====

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

         Financial Modernization Legislation. On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") was signed into law. The GLB Act includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to engage in a wider range of nonbanking activities, including securities underwriting and general insurance activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB under section 4(c)(8) of the Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

         National banks are also authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting,
(ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and
(iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The GLB Act also provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

         The GLB Act also adopts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks.

         Most of the GLB Act's provisions have delayed effective dates and require the adoption of implementing regulations to implement the statutory provisions. At this time, the Holding Company has not determined whether it will become a financial holding company in order to utilize the expanded powers offered by the GLB Act, and the Bank is unable to predict the impact of the GLB Act's financial subsidiary provisions and consumer protections on its operations.

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

         Under the Holding Company Act, a bank holding company must obtain the prior approval of the FRB before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. The Holding Company Act generally permits the FRB to approve interstate bank acquisitions by bank holding companies without regard to any prohibitions of state law.
See "Competition".

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

         As a bank holding company, the Holding Company is prohibited under the BHC Act, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The activities of the Holding Company and of its non-bank subsidiaries are subject to these legal and regulatory limitations under the Holding Company Act and the FRB's regulations thereunder. Notwithstanding the FRB's prior approval of specific nonbanking activities, the FRB has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

         The GLB Act greatly expands the scope of business activities permissible for bank holding companies by creating the new classification of "financial holding companies." Effective March 11, 2000, the GLBA Act will permit a bank holding company, upon classification as a financial holding company and assuming such holding company's subsidiary banks meet certain requirements, to engage in a broad variety of activities "financial" in nature. See "Regulation, Supervision and Governmental Policy - Financial Modernization Legislation."

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

         As a federally insured bank, the Bank is required to pay deposit insurance assessments to the FDIC based on a percentage of its insured deposits. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured bank depends on the assessment risk classification assigned to the bank. The FDIC has set the 2000 annual insurance assessment rates applicable to Savings Association Insurance Fund ("SAIF") member banks like the Bank from $0 for well-capitalized banks in the highest supervisory subgroup to 0.27% of insured deposits for undercapitalized banks in the lowest supervisory subgroup. The Bank was a "well-capitalized" bank as of December 31, 1999. In addition to deposit insurance assessments, FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.02% of insured deposits to fund interest payments on certain bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF.

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

         The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital will be limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital will be limited. In addition, the risk-based capital regulations limit the allowance for loan losses includible as capital to 1.25% of total risk-weighted assets.

         The FRB, the FDIC and the other federal banking agencies have amended the risk-based capital standards to take account of a bank's concentration of credit risk, the risk of nontraditional activities, and a bank's exposure to declines in the economic value of its capital resulting from changes in interest rates. The revised capital guidelines do not, however, codify a measurement framework for assessing the level of a bank's interest rate exposure. The FRB, the FDIC and the other banking agencies have adopted a joint policy statement requiring that banks adopt comprehensive policies and procedures for managing interest rate risk and setting forth general standards for such internal policies.

         The FDIC has issued regulations that classify insured depository institutions by capital levels and provide that the FDIC will take various prompt corrective actions to resolve the problems of any state bank it regulates that fails to satisfy the capital standards. Under such regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions under the FDIC prompt corrective action regulation. As of December 31, 1999, the Bank was categorized as "well-capitalized" by the FDIC.

         See Item 6, "Management's Discussion and Analysis or Plan of Operation," and Notes to Consolidated Financial Statements contained in the Holding Company's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13) which is incorporated herein by reference.

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

EMPLOYEES

         As of December 31, 1999, the Holding Company and the Bank had 87 full-time and 15 part-time employees.

         The employees are not represented by a collective bargaining agreement. The Holding Company and the Bank believe their employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position                                    Business Experience
----------------------                                    -------------------
Robert B. Nolen, Jr., 41 -                                Mr. Nolen joined the Bank in 1987 as First Vice
   President of the Holding                               President, Chief Financial Officer and Treasurer.
   Company and the Bank                                   Effective July 1, 1994, Mr. Nolen was appointed
   President and Chief Executive                          As President of each of the Holding Company
   Officer of the Bank.                                   and Bank, Mr. Nolen is responsible for
                                                          ensuring that the overall operations of the
                                                          Holding Company and the Bank are carried out
                                                          in accordance with the policies and procedures
                                                          of the Board of Directors.

Mary Jo Gunter, 47 -                                      Ms. Gunter joined the Bank in September 1976 and
   Vice President of the                                  has served in various lending related positions within
   Holding Company and Senior                             the Bank. She is responsible for branch operations,
   Vice President - Banking Services                      personnel, loan servicing and other customer service
   of the Bank.                                           areas.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Holding Company's principal executive offices and the Bank's main office are located at 1811 Second Avenue, Jasper, Alabama. At December 31, 1999, the Bank maintained six branches in Jasper, Haleyville, Sumiton, Vestavia and Trussville, Alabama. The Haleyville branch is leased. The Bank also leases an administrative office in Jasper, Alabama, which is currently subleased to another financial institution.

         For further information on the Bank's lease commitments, see Notes to Consolidated Financial Statements.

         The total net book value of the Bank's investment in premises and equipment was $6,700,000 at December 31, 1999. See Notes to Consolidated Financial Statements for further information.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and the Bank are parties to litigation and claims arising in the normal course of business Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Holding Company through a solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained under the section captioned "Market Price and Dividend Information" in the Holding Company's Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13), is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13) is incorporated herein by reference.

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

                  10.1 Employment Agreement between Registrant and Robert B. Nolen, Jr.

                  10.2 Pinnacle Bank 1996 Stock Option and Incentive Plan - Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-4 (File No. 333-11495).

                  10.3 Pinnacle Bank Profit Sharing Retirement Plan - incorporated by reference to Registrant's Registration Statement on Form S-8 (File No. 333-85441).

                  13 Annual Report to Stockholders for the year ended December 31, 1999. Except for the portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed "filed" as part of this Report.

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


                                    PINNACLE BANCSHARES, INC.



Date:  March 30, 2000               By: /s/ Robert B. Nolen, Jr.
                                        ----------------------------------------
                                        Robert B. Nolen, Jr., President
                                        (Duly Authorized Representative)

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Robert B. Nolen, Jr.               By:
    --------------------------------           ---------------------------------
    Robert B. Nolen, Jr.                       James W. Cannon
    President and Chief Executive              Director
    Officer (Principal Executive
    Officer, Principal Financial
    Officer and Principal Accounting
    Officer)

Date: March 30, 2000                       Date:  March ___, 2000



By: /s/ Albert H. Simmons                  By: /s/ Max W. Perdue
    --------------------------------           ---------------------------------
    Albert H. Simmons                          Max W. Perdue
    Chairman of the Board                      Director

Date: March 30, 2000                       Date: March 30, 2000



By: /s/ O. H. Brown                        By: /s/ Greg Batchelor
    --------------------------------           ---------------------------------
    O. H. Brown                                Greg Batchelor
    Director                                   Director

Date: March 30, 2000                       Date: March 30, 2000



By: /s/ Sam W. Murphy                      By: /s/ Melvin R. Kacharos
    --------------------------------           ---------------------------------
    Sam W. Murphy                              Melvin R. Kacharos
    Director                                   Director

Date: March 30, 2000                       Date: March 30, 2000



By:
    --------------------------------
    J. T. Waggoner
    Director

Date: March __, 2000