Form 10QSB
period 2000-03-31
PINNACLE BANCSHARES INC
filed 2000-05-15
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended March 31, 2000

  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                               -------------    ---------------

Commission file number 1-12707

                           Pinnacle Bancshares, Inc.
--------------------------------------------------------------------------------
         (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                      72-1370314
   ------------------------------                       ------------------
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

Yes    [ ]            No   [X]

                                     PART I
                              FINANCIAL INFORMATION

                                                                                   PAGE
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Condition at March 31, 2000
(Unaudited) and December 31, 1999.                                                    2

Condensed Consolidated Statements of Financial Operations for the three
months ended March 31, 2000 and 1999 (Unaudited).                                     3

Condensed Consolidated Statements of Stockholders Equity for the three
months ended March 31, 2000 and 1999 (Unaudited).                                     4

Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 2000 and 1999 (Unaudited).                                            5

Notes to Condensed Consolidated Financial Statements.                                 6

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              March 31,       December 31,
                                                                                2000              1999
                                                                            -------------     -------------
                                                                            (unaudited)
ASSETS:
    Cash on hand and in banks                                               $   3,576,775     $   5,289,619
    Interest-bearing deposits in other banks                                    1,393,064         2,177,294
    Securities available-for-sale                                              63,467,974        64,599,164
    Loans held for sale                                                         2,146,311           893,733
    Loans receivable, net of allowance for loan losses
       of $1,152,152 and $1,222,978, respectively                             146,263,471       146,429,690
    Real estate owned, net                                                      2,179,836         1,521,533
    Premises and equipment, net                                                 6,887,209         6,995,375
    Excess cost over net assets acquired                                          378,004           388,220
    Accrued interest receivable                                                 1,869,424         1,982,134
    Other assets                                                                  900,651           754,801
                                                                            -------------     -------------
              Total assets                                                  $ 229,062,719     $ 231,031,563
                                                                            =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits                                                                $ 188,151,067     $ 189,174,804
    Borrowed funds                                                             20,753,060        21,890,000
    Official checks outstanding                                                 1,449,392         1,529,946
    Other liabilities                                                             828,801           588,051
                                                                            -------------     -------------
                                                                              211,182,320       213,182,801
                                                                            -------------     -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share, no shares issued,
       100,000 authorized                                                               0                 0
    Common stock, par $.01 per share, 1,792,086 issued and
       outstanding, 10,000,000 authorized                                          17,921            17,921
    Additional paid-in capital                                                  8,131,746         8,131,746
    Retained earnings                                                          10,678,750        10,414,858
    Accumulated other comprehensive income, net of tax                           (948,018)         (715,763)
                                                                            -------------     -------------
    Total stockholders' equity                                                 17,880,399        17,848,762
                                                                            -------------     -------------
              Total liabilities and stockholders' equity                    $ 229,062,719     $ 231,031,563
                                                                            =============     =============

See accompanying notes to condensed consolidated financial statements

                            PINNACLE BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS

                                                       For the Three Months Ended
                                                                March 31,
                                                           2000            1999
                                                        -----------     -----------
                                                                (unaudited)
INTEREST REVENUES:
    Interest on loans                                   $ 3,323,770     $ 2,864,726
    Interest and dividends on securities                    973,826         812,295
    Other interest                                           28,525         219,630
                                                        -----------     -----------
                                                          4,326,121       3,896,651

INTEREST EXPENSE:
    Interest on deposits                                  2,185,304       2,254,401
    Interest on borrowed funds                              334,069          47,726
                                                        -----------     -----------
                                                          2,519,373       2,302,127
                                                        -----------     -----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES      1,806,748       1,594,524
PROVISION FOR LOAN LOSSES                                   120,000         127,000
                                                        -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       1,686,748       1,467,524
                                                        -----------     -----------

NON-INTEREST INCOME:

    Fees and service charges                                161,549         174,016
    Service fee income, net                                  44,547          49,127
    Real estate operations, net                              13,866          32,207
    Net gain (loss) on sale or write-down of:
       Loans held for sale                                   70,242         187,413
       Real estate owned                                     (2,333)         (1,787)
                                                        -----------     -----------
                                                            287,871         440,976
                                                        -----------     -----------
 NON-INTEREST EXPENSE:
    Compensation and benefits                               709,840         716,629
    Occupancy                                               284,957         292,464
    Marketing and Professional                               37,670          34,714
    Other                                                   231,098         251,704
                                                        -----------     -----------
                                                          1,263,565       1,295,511
                                                        -----------     -----------
INCOME BEFORE INCOME TAX EXPENSE                            711,054         612,989

INCOME TAX EXPENSE                                          267,962         226,720
                                                        -----------     -----------
NET INCOME                                              $   443,092     $   386,269
                                                        ===========     ===========
BASIC EARNINGS PER SHARE                                $      0.25     $      0.22
DILUTED EARNINGS PER SHARE                              $      0.25     $      0.21
CASH DIVIDENDS PER SHARE                                $      0.10     $      0.10
WEIGHTED AVERAGE SHARES OUTSTANDING                       1,792,086       1,789,586
WEIGHTED AVERAGE DILUTED SHARES                           1,792,086       1,799,563

See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1999, AND 2000
                                   (unaudited)


                                                                                                        Accumulated
                                                             Common Stock    Additional                    Other          Total
                                                        -------------------    Paid-in      Retained    Comprehensive  Stockholders'
                                                          Shares     Amount    Capital      Earnings       Income         Equity
                                                        ---------   -------   ----------   -----------  -------------  -------------
BALANCE, December 31, 1998                              1,789,586   $17,895   $8,109,740   $ 9,453,693    $  30,779    $ 17,612,107
    Comprehensive Income:
       Net income                                               0         0            0      386,269             0         386,269
       Change in unrealized gain (loss) on securities
            available-for-sale, net of tax of $49,190           0         0            0            0       (95,487)        (95,487)
                                                                                                                       ------------
       Comprehensive Income                                                                                                 290,782
    Cash dividends declared ($.10 per share)                    0         0            0     (178,951)            0        (178,951)

                                                        ---------   -------   ----------   -----------    ---------    ------------
BALANCE, March 31, 1999                                 1,789,586   $17,895   $8,109,740   $ 9,661,011    $ (64,708)   $ 17,723,938
                                                        =========   =======   ==========   ===========    =========    ============

BALANCE, December 31, 1999                              1,792,086   $17,921   $8,131,746   $10,414,858    $(715,763)   $ 17,848,762
                                                                                                                        ------------
    Comprehensive Income:
       Net income                                               0         0            0       443,092            0         443,092
       Change in unrealized gain (loss) on securities
            available-for-sale, net of tax of $158,088          0         0            0             0     (232,255)       (232,255)
                                                                                                                       ------------
       Comprehensive Income                                                                                                 210,837
    Cash dividends declared ($.10 per share)                    0         0            0      (179,200)           0        (179,200)
                                                        ---------   -------   ----------   -----------    ---------    ------------
BALANCE, March 31, 2000                                 1,792,086   $17,921   $8,131,746   $10,678,750    $(948,018)   $ 17,880,399
                                                        =========   =======   ==========   ===========    =========    ============



See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                            ---------
                                                                                       2000           1999
                                                                                   ------------    ------------
                                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $    443,092    $    386,269
    Adjustment to reconcile net income to net cash used in operating activities:
       Depreciation                                                                     147,762         137,957
       Provision for losses on loans                                                    120,000         127,000
       Benefit for deferred taxes                                                      (218,114)        (56,390)
       Net (gain) loss on sale and write down of:
          Loans held for sale                                                           (70,242)       (187,413)
          Real estate owned                                                               2,333           1,787
       Amortization, net                                                                (99,137)        (92,718)
    Proceeds from sale of  loans                                                      7,863,042      15,477,935
    Loans originated for sale                                                        (9,045,378)    (15,843,192)
    (Increase) decrease in accrued interest receivable                                  112,710        (276,574)
    Change in official checks                                                           (80,554)        328,028
    (Increase) decrease in  other assets                                                240,568          (2,745)
    Increase in other liabilities                                                       240,750         177,946
                                                                                   ------------    ------------
              Net cash used in operating activities                                    (343,168)        177,890
                                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal collected on loans and securities                                      20,749,194      30,653,584
    Loans originated for portfolio                                                  (20,581,702)    (28,511,261)
    Net change in interest bearing deposits at other banks                              784,230      28,126,297
    Purchase of securities available-for-sale                                           (50,000)    (31,920,911)
    Proceeds from maturing and callable securities                                            0       3,119,700
    Purchase of premises and equipment                                                  (39,596)       (244,731)
    Proceeds from sales of real estate owned                                            108,075         219,785
                                                                                   ------------    ------------
              Net cash provided by investing activities                                 970,201       1,442,463
                                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in passbook, NOW and money market deposit accounts          164,063      (1,076,973)
    Proceeds from sales of time deposits                                              6,749,836       6,800,690
    Payments on maturing time deposits                                               (7,937,636)     (7,211,000)
    Payments on borrowed funds                                                      (14,840,000)       (130,000)
    Proceeds from borrowed funds                                                     13,703,060               0
    Payments of cash dividends                                                         (179,200)       (178,951)
                                                                                   ------------    ------------
              Net cash used in financing activities                                  (2,339,877)     (1,796,234)
                                                                                   ------------    ------------
NET DECREASE IN CASH                                                                 (1,712,844)       (175,881)
CASH AT BEGINNING OF PERIOD                                                           5,289,619       3,960,991
                                                                                   ------------    ------------
CASH AT END OF PERIOD                                                              $  3,576,775    $  3,785,110
                                                                                   ============    ============
SUPPLEMENTAL DISCLOSURES:
    Cash payments for interest on deposits and borrowed funds                      $  2,296,801       2,037,334
    Cash payments for income taxes                                                      246,000         400,474
    Other real estate acquired through foreclosure                                      768,710         196,500

See accompanying notes to condensed consolidated financial statements

                            PINNACLE BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Pinnacle Bancshares, Inc. (the "Company"), and Pinnacle Bank (the "Bank"). All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results of operations which may be expected for the entire year.

These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company's audited financial statements.

2.  EARNINGS PER SHARE:

The following table represents the earnings per share calculations for the three month periods ended March 31, 2000 and 1999:

                                                                                  PER
                                                                                  SHARE
        FOR THE THREE MONTHS ENDED             NET INCOME        SHARES          AMOUNT
        --------------------------             ----------        ------          ------
        MARCH 31, 2000
            Basic earnings per share            $443,092        1,792,086         $0.25
            Dilutive securities                       --               --            --
                                                --------        ---------         -----
            Diluted earnings per share          $443,092        1,792,086         $0.25
                                                ========        =========         =====

        MARCH 31, 1999
            Basic earnings per share            $386,269        1,789,586         $0.22
            Dilutive securities                       --            9,977          0.01
                                                --------        ---------         -----
            Diluted earnings per share          $386,269        1,799,563         $0.21
                                                ========        =========         =====


Options to purchase 48,500 shares of common stock at $10.125 per share and options to purchase 54,560 shares of common stock at $8.8125 per share were outstanding during the first quarter of 2000. These options were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares. The options which expire on August 28, 2006 and May 26, 2009 were still outstanding at March 31, 2000.

3.  COMPREHENSIVE INCOME:

Comprehensive income is the change in equity during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

In addition to net income, the Company has identified changes related to other non-owner transactions in the condensed consolidated statements of changes in stockholders' equity. For the Company, changes in other non-owner transactions consist entirely of changes in unrealized gains and losses on securities available-for-sale.

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double-counting items that are displayed as part of net income and accumulated other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effects for the three months ended March 31, 2000 and 1999.



                                                                      For the Three Months Ended March 31,
                                                                                      2000
                                                                  -------------------------------------------
                                                                   Before                             After
                                                                     Tax              Tax              Tax
                                                                    Amount           Effect           Amount
                                                                  ---------         --------      -----------
       Unrealized gains (losses) arising during the period        $(390,343)        $158,088      $  (232,255)
       Less reclassification for adjustments for gains
            (losses) included in net income                               0                0                0
                                                                  ---------         --------      -----------
       Net change in unrealized gain/(loss) on securities         $(390,343)        $158,088      $  (232,255)
                                                                  =========         ========      ===========

                                                                                      1999
                                                                  -------------------------------------------
                                                                   Before                             After
                                                                     Tax              Tax              Tax
                                                                    Amount           Effect           Amount
                                                                  ---------         --------      -----------
       Unrealized gains (losses) arising during the period        $(144,677)        $ 49,190      $   (95,487)
       Less reclassification for adjustments for gains
            (losses) included in net income                               0                0                0
                                                                  ---------         --------      -----------
       Net change in unrealized gain/(loss) on securities         $(144,677)        $ 49,190      $   (95,487)
                                                                  =========         ========      ===========

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

COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 2000 AND DECEMBER 31, 1999. Total deposits decreased to $188.2 million at March 31, 2000 as compared to $189.2 million at December 31, 1999. This decrease was a result of rate competition. Total assets decreased to $229.1 million at March 31, 2000 as compared to $231.0 million at December 31, 1999. This decrease was due primarily to a decrease in cash and interest bearing deposits of approximately $2.5 million, a decrease in securities available-for-sale of approximately $1.1 million and an increase in other assets of approximately $100,000 and was off-set by an increase in loans receivable and loans held for sale of approximately $1.1 million and an increase in other real estate owned of approximately $700,000.

At March 31, 2000, the Company's investment portfolio of $63.5 million consisted primarily of U. S. agency securities and mortgage-backed-securities. The entire investment portfolio is classified as "available-for-sale," which is marked-to-market with the unrealized gains/losses reflected directly in stockholders' equity.

RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999. Net interest income after the provision for loan losses increased $219,224 or 14.94% for the three month period ended March 31, 2000, as compared to the corresponding period in the previous year. This increase was primarily due to an increase in interest on loans and securities of $620,575, a decrease in the provision for loan losses of $7,000 and was off-set by a decrease in other interest of approximately $191,105 and an increase in interest expense of $217,246.

If rates were to rise rapidly, net income may be adversely affected. Under a scenario simulating a hypothetical 100 basis point rate increase applied to all fixed rate interest earning assets and interest-bearing liabilities, the Company would expect a net loss in fair value of the underlying instruments of approximately $1,478,000. This hypothetical loss is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

The Bank's yield on interest-earning assets increased from 7.59% in the three month period ended March 31, 1999, to 8.05% in the current year period. This increase was due to an increase in rates as well as an increase in the average balance of interest bearing assets outstanding of $8.5 million. The Banks cost of funds increased from 4.7% at March 31, 1999 to 4.9% in the current year period. This increase was due in part to an increase in the average balance of interest-bearing liabilities of $11.5 million.

Non-interest income, which includes fees and service charges, real estate operations, net gain (loss) on sale of loans and other income decreased approximately $153,105 in the three month period ended March 31, 2000, as compared to the corresponding prior year periods. The decrease in the three month period ended March 31, 2000, was due primarily to a decrease in the gain on sale of mortgage loans of approximately $117,171, a decrease in fees and service charges of approximately $17,047, a decrease in real estate operations, net of approximately $18,341.

Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates, which took into account historical experience, the amount of non-performing assets, and general economic conditions. The Bank determined an additional $120,000 provision was required for the three month period ended March 31, 2000.

Non-interest expense increased approximately $31,946 in the three month period ended March 31, 2000, as compared to the corresponding prior year periods. The increase in the three month period ended March 31, 2000 was due primarily to a decrease in compensation expense of approximately $6,789, a decrease in occupancy expense of approximately $7,507 and a decrease in all other non-interest expense of approximately $17,650.

The Company reported net income for the three month period ended March 31, 2000 of $443,092 or $0.25 per share, compared with net income of $386,269 or $0.22 per share for the three month period ended March 31, 1999. The increase in the three month period ended March 31, 2000 was primarily attributable to an increase in interest income of approximately $429,000. This increase exceeded an increase in interest expense of approximately $217,000 and a decrease in non-interest income of approximately $153,000.

CAPITAL RESOURCES. Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Bank's principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the Federal Home Loan Bank of Atlanta and other borrowing sources. At March 31, 2000, the Bank's total loan commitments, including construction loans in process and unused lines of credit, were approximately $21.3 million. Management believes that the Bank's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At March 31, 2000 the Company and the Bank exceeded all regulatory capital requirements.

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

                                                PINNACLE BANCSHARES, INC


DATE:  May 15, 2000                         BY: /s/ Robert B. Nolen Jr.
       ------------                             --------------------------------
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