Form 10QSB
period 2000-06-30
PINNACLE BANCSHARES INC
filed 2000-08-07
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                               -------------    -------------

Commission file number 1-12707

                            Pinnacle Bancshares, Inc.
                            -------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                Delaware                                      72-1370314
             --------------                                -------------
    (State or Other Jurisdiction of                        (I.R.S. Employer)
     Incorporation or Organization)                      (Identification No.)


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

Yes    X          No
     -----           -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,792,086

     Transitional Small Business Disclosure Format (check one):

Yes               No
     ------          -----

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Condition at June 30, 2000
(Unaudited) and December 31, 1999.                                             3

Condensed Consolidated Statements of Financial Operations for the three months ended June 30, 2000 and 1999 and for the six months ended
June 30, 2000 and 1999 (unaudited).                                            4

Condensed Consolidated Statements of Stockholders Equity for the six
months ended  June 30, 2000 and 1999 (Unaudited).                              5

Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 2000 and 1999 (Unaudited).                                      6

Notes to Unaudited Condensed Consolidated Financial Statements.                7

The Condensed Consolidated Financial Statements furnished have not been audited by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial condition and the results for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             10



                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS                 13

ITEM 5.  OTHER INFORMATION                                                    13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     13

SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PINNACLE BANCSHARES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              June 30,       December 31,
                                                                2000             1999
                                                           -------------    -------------
ASSETS:
    Cash on hand and in banks                              $   4,657,102    $   5,289,619
    Interest-bearing deposits in other banks                   1,234,127        2,177,294
    Securities available-for-sale                             62,763,931       64,599,164
    Loans held for sale                                        2,324,801          893,733
    Loans receivable, net of allowance for loan losses
       of $1,118,101 and $1,222,978, respectively            146,358,662      146,429,690
    Real estate owned, net                                     2,672,707        1,521,533
    Premises and equipment, net                                6,764,624        6,995,375
    Excess cost over net assets acquired                         367,788          388,220
    Accrued interest receivable                                2,068,602        1,982,134
    Other assets                                                 837,205          754,801
                                                           -------------    -------------
              Total assets                                 $ 230,049,549    $ 231,031,563
                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits                                               $ 187,764,808    $ 189,174,804
    Borrowed funds                                            21,250,000       21,890,000
    Official checks outstanding                                2,055,058        1,529,946
    Other liabilities                                            766,238          588,051
                                                           -------------    -------------
                                                             211,836,104      213,182,801
                                                           -------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share,
       no shares issued, 100,000 authorized                            0                0
    Common stock, par value $.01 per share,
       1,792,086 issued and  outstanding,
       10,000,000 authorized                                      17,921           17,921
    Additional paid-in capital                                 8,131,746        8,131,746
    Retained earnings                                         10,962,869       10,414,858
    Accumulated other comprehensive income, net of tax          (899,091)        (715,763)
                                                           -------------    -------------
    Total stockholders' equity                                18,213,445       17,848,762
                                                           -------------    -------------
              Total liabilities and stockholders' equity   $ 230,049,549    $ 231,031,563
                                                           =============    =============

See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS

                                                 Three Months Ended              Six Months Ended
                                                       June 30,                      June 30,
                                                       --------                      --------
                                                  2000          1999            2000           1999
                                                  ----          ----            ----           ----
INTEREST REVENUES:
  Interest on loans                           $ 3,383,124    $ 2,912,057      6,706,894    $ 5,776,782
  Interest and dividends on securities            978,631        970,382      1,952,456      1,773,618
  Other interest                                   28,210         47,832         56,736        276,520
                                              -----------    -----------    -----------    -----------
                                                4,389,965      3,930,271      8,716,086      7,826,920
INTEREST EXPENSE:
  Interest on deposits                          2,263,194      2,197,157      4,448,498      4,451,557
  Interest on borrowed funds                      326,896         48,235        660,966         95,961
                                              -----------    -----------    -----------    -----------
                                                2,590,090      2,245,392      5,109,464      4,547,518
                                              -----------    -----------    -----------    -----------
NET INTEREST INCOME BEOFRE PROVISION FOR
    LOAN LOSSES                                 1,799,875      1,684,879      3,606,622      3,279,402
PROVISION FOR LOAN LOSSES                         120,000        120,000        240,000        247,000
                                              -----------    -----------    -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                 1,679,875      1,564,879      3,366,622      3,032,402
                                              -----------    -----------    -----------    -----------
NON-INTEREST INCOME:
  Fees and service charges                        196,577        172,851        358,126        346,867
  Service fee income, net                          43,220         48,127         87,766         97,256
  Real estate operations, net                      10,370         40,150         24,236         72,357
  Net gain (loss) on sale or write-down of:
     Loans held for sale                          102,164         79,338        172,406        266,750
     Investments                                        0            (93)             0            (93)
     Real estate owned                             (3,220)             0         (5,552)        (1,787)
                                              -----------    -----------    -----------    -----------
                                                  349,111        340,373        636,982        781,350
                                              -----------    -----------    -----------    -----------
NON-INTEREST EXPENSE:
Compensation and benefits                         701,544        690,622      1,411,384      1,407,251
Occupancy                                         313,987        271,678        598,944        564,142
Marketing and professional                         34,626         38,787         72,296         73,501
Other                                             234,238        240,298        465,334        492,002
                                              -----------    -----------    -----------    -----------
                                                1,284,395      1,241,385      2,547,958      2,536,896
                                              -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAX EXPENSE                  744,591        663,867      1,455,646      1,276,856

INCOME TAX EXPENSE                                281,271        253,207        549,233        479,927
                                              -----------    -----------    -----------    -----------
NET INCOME                                        463,320        410,660        906,413        796,929
                                              -----------    -----------    -----------    -----------
BASIC EARNINGS PER SHARE                      $      0.26    $      0.23    $      0.51    $      0.45
DILUTED EARNINGS PER SHARE                    $      0.26    $      0.23    $      0.51    $      0.44
CASH DIVIDENDS PER SHARE                      $      0.10    $      0.10    $      0.10    $      0.10
WEIGHTED AVERAGE SHARES OUTSTANDING             1,782,086      1,790,493      1,792,086      1,790,042
WEIGHTED AVERAGE DILUTED SHARES                 1,792,086      1,797,164      1,792,086      1,798,192

See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000

                                                                                                   Accumulated
                                                     Common Stock       Additional                   Other             Total
                                                  ------------------     Paid-in     Retained     Comprehensive    Stockholders'
                                                  Shares      Amount     Capital     Earnings        Income            Equity
                                                  ------      ------     -------     --------        ------            ------

BALANCE, December 31, 1998                        1,789,586   $17,895  $8,109,740   $ 9,453,693    $   30,779       $ 7,612,107
                                                                                                                    -----------
    Comprehensive Income:
       Net income                                         0         0           0       796,929             0           796,929
       Change in unrealized gain (loss)
         on securities available-
         for-sale, net of tax of $413,173                 0         0           0             0      (802,041)         (802,041)
                                                                                                                    -----------
       Comprehensive Income                                                                                              (5,112)
       Exercise of stock options                      2,500        26      22,006                                        22,032
    Cash dividends declared ($.10 per share)              0         0           0      (358,153)            0          (358,153)
                                                  -----------------------------------------------------------------------------
BALANCE, June 30, 1999                            1,792,086   $17,921  $8,131,746   $ 9,892,469     $(771,262)      $17,270,874
                                                  ===================  ==========   ===========     =========       ===========

BALANCE, December 31, 1999                        1,792,086   $17,921  $8,131,746   $10,414,858     $(715,763)      $17,848,762
                                                                                                                    -----------
    Comprehensive Income:
       Net income                                         0         0           0       906,413             0           906,413
       Change in unrealized gain (loss)
          on securities available-
          for-sale, net of tax of $124,785                0         0           0             0      (183,328)         (183,328)
                                                                                                                    -----------
       Comprehensive Income                                                                                             723,085
    Cash dividends declared ($.10 per share)              0         0           0      (358,402)            0          (358,402)
                                                  -----------------------------------------------------------------------------
BALANCE, June 30, 2000                            1,792,086   $17,921  $8,131,746   $10,962,869     $(899,091)      $18,213,445
                                                  ===================  ==========   ===========     ==========      ===========

See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC,
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                       --------
                                                                                 2000            1999
                                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $    906,413    $    796,929
    Adjustment to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation                                                               296,371         281,261
       Provision for loan losses                                                  240,000         247,000
       Net (gain) loss on sale and write down of:
          Loans held for sale                                                    (172,406)       (266,750)
          Securities available for sale                                                 0              93
          Real estate owned                                                         5,552           1,787
       Amortization, net                                                         (200,743)       (185,289)
    Proceeds from sale of loans                                                17,465,004      26,284,999
    Loans originated for sale                                                 (18,723,666)    (25,575,561)
    (Increase) decrease in accrued interest receivable                            (86,468)       (451,252)
    Increase (decrease) in  other assets                                           62,813          61,131
    Increase (decrease) in other liabilities                                      178,187        (452,356)
                                                                             ------------    ------------
              Net cash provided by operating activities                           (28,943)        741,992
                                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal collected on loans and securities                                45,685,901      50,382,482
    Loans originated for portfolio                                            (45,805,716)    (49,049,597)
    Net change in interest bearing deposits at other banks                        943,167      30,395,840
    Purchase of securities available-for-sale                                     (50,000)    (43,920,911)
    Proceeds from maturing and callable securities                                      0       8,000,000
    Proceeds from the sale of securities available-for-sale                        12,017       4,619,700
    Purchase of premises and equipment                                            (65,620)       (292,212)
    Proceeds from sales of real estate owned                                      559,963         302,707
                                                                             ------------    ------------
              Net cash provided by (used in) investing activities               1,279,712         438,009
                                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in passbook,
       NOW and money market deposit accounts                                   (1,210,998)     (1,705,620)
    Proceeds from sales of time deposits                                       14,205,140      12,863,795
    Payments on maturing time deposits                                        (14,404,138)    (13,002,533)
    Payments on borrowed funds                                                (15,040,000)     (1,630,000)
    Proceeds from borrowed funds                                               14,400,000       1,500,000
    Increase(decrease) in official checks outstanding                             525,112         526,727
    Proceeds from stock options exercised                                               0          22,032
    Payments of cash dividends                                                   (358,402)       (358,153)
                                                                             ------------    ------------
              Net cash used in financing activities                            (1,883,286)     (1,783,752)
                                                                             ------------    ------------
NET DECREASE IN CASH                                                             (632,517)       (603,751)

CASH AT BEGINNING OF PERIOD                                                     5,289,619       3,960,991
                                                                             ------------    ------------
CASH AT END OF PERIOD                                                        $  4,657,102    $  3,357,240
                                                                             ============    ============
SUPPLEMENTAL DISCLOSURES:
    Cash payments for interest on deposits and borrowed funds                $  4,536,686       4,103,691
    Cash payments for income taxes                                                246,000         707,579
    Other real estate acquired through foreclosure                              1,716,689         130,088

See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:
         ---------------------

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Pinnacle Bancshares, Inc. (the "Company") and Pinnacle Bank (the "Bank"). All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the six-month period ended June 30, 2000, are not necessarily indicative of the results of operations which may be expected for the entire year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company's audited financial statements.

2.       EARNINGS PER SHARE:
         ------------------
The following table represents the earnings per share calculations for the three and six-month periods ended June 30, 2000:

                                                                       PER
                                                                      SHARE
        FOR THE THREE MONTHS ENDED         NET INCOME       SHARES    AMOUNT
        --------------------------         ----------       ------    ------
         JUNE 30, 2000
            Basic earnings per share        $463,320     1,792,086     $0.26
            Dilutive securities                  ---           ---        --
            Diluted earnings per share      $463,320     1,792,086     $0.26

        JUNE 30, 1999
            Basic earnings per share        $410,660     1,790,493     $0.23
            Dilutive securities                 ----         6,671        --
            Diluted earnings per share      $410,660     1,797,164     $0.23

                                                                       PER
                                                                      SHARE
        FOR THE SIX MONTHS ENDED           NET INCOME       SHARES    AMOUNT
        --------------------------         ----------       ------    ------
         JUNE 30, 2000
            Basic earnings per share        $906,413     1,792,086     $0.51
            Dilutive securities                  ---           ---        --
            Diluted earnings per share      $906,413     1,792,086     $0.51

        JUNE 30, 1999
            Basic earnings per share        $796,929     1,790,042     $0.45
            Dilutive securities                 ----         8,150      0.01
            Diluted earnings per share      $796,929     1,798,192     $0.44

Options to purchase 48,500 shares of common stock at $10.125 per share and options to purchase 54,560 shares of common stock at $8.8125 per share were outstanding during the first and second quarters of 2000. These options were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on August 28, 2006 and May 26, 2009, respectively, were still outstanding at June 30, 2000.

3.       COMPREHENSIVE INCOME:
         --------------------

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

In the calculation of comprehensive income, certain reclassification adjustments are made to avoid double- counting items that are displayed as part of net income and accumulated other comprehensive income in that period or earlier periods. The following table reflects the reclassification amounts and the related tax effects for the three and six months ended June 30, 2000 and 1999.

                                                                         For the Three Months Ended June 30,

                                                                                         2000
                                                                  -------------------------------------------------
                                                                       Before                             After
                                                                        Tax              Tax               Tax
                                                                       Amount           Effect            Amount
                                                                       ------           ------            ------

   Unrealized gains (losses) arising during the                   $     82,231       $    33,304       $     48,927
       period
   Less reclassification for adjustments for gains
       (losses) included in  net income                                      0                 0                  0
                                                                  ------------       -----------       ------------
   Net change in unrealized gain/(loss) on securities             $     82,231       $    33,304       $     48,927

                                                                                         1999
                                                                  -------------------------------------------------
                                                                       Before                             After
                                                                        Tax              Tax               Tax
                                                                       Amount           Effect            Amount
                                                                       ------           ------            ------

   Unrealized gains (losses) arising during the                   $ (1,070,537)     $    363,983       $   (706,554)
       period
   Less reclassification for adjustments for gains
       (losses) included in  net income                                      0                 0                  0
                                                                  ------------       -----------       ------------
   Net change in unrealized gain/(loss) on securities             $ (1,070,537)      $   363,983       $   (706,554)
                                                                  ============       ===========       ============


                                                                            For the Six Months Ended June 30,

                                                                                         2000
                                                                  -------------------------------------------------
                                                                      Before                              After
                                                                        Tax              Tax               Tax
                                                                       Amount           Effect            Amount
                                                                       ------           ------            ------
   Unrealized gains (losses ) arising during the                  $   (308,113)      $   124,785       $   (183,328)
       period
   Less reclassification for adjustments for gains
       (losses) included in net income                                       0                 0                  0
                                                                  ------------       -----------       ------------
   Net change in unrealized gain/(loss) on securities             $   (308,113)      $   124,785       $   (183,328)

                                                                                         1999
                                                                  -------------------------------------------------
                                                                       Before                             After
                                                                        Tax              Tax               Tax
                                                                       Amount           Effect            Amount
                                                                       ------           ------            ------

   Unrealized gains (losses) arising during the                   $ (1,215,214)      $   413,173       $   (802,041)
       period
   Less reclassification for adjustments for gains
       (losses) included in  net income                                      0                 0                  0
                                                                  ------------       -----------       ------------
   Net change in unrealized gain/(loss) on securities             $ (1,215,214)      $   413,173       $   (802,041)
                                                                  ============       ===========       ============

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                    PINNACLE BANCSHARES, INC. AND SUBSIDIARY

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

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2000 AND DECEMBER 31, 1999. Total deposits decreased to $187.8 million at June 30, 2000 as compared to $189.2 million at December 31, 1999. This decrease was a result of rate competition. Total assets decreased to $230.0 million at June 30, 2000 as compared to $231.0 million at December 31, 1999. This decrease was due primarily to a decrease in cash and interest-bearing deposits of approximately $1.6 million, a decrease in securities available-for-sale of approximately $1.8 million, and a decrease in other assets of approximately $82,000. This decrease was offset by an increase in loans and loans held for sale of approximately $1.4 million and an increase in real estate owned of approximately $1.2 million. The increase of $1.2 million in real estate owned was primarily due to foreclosures of $1.6 million, less real estate sales of $560,000. The foreclosures were attributable to 16 residential construction loans to five borrowers.

At June 30, 2000, the Company's investment portfolio of $62.8 million consisted primarily of U. S. agency securities and mortgage-backed-securities. The entire investment portfolio is classified as "available-for-sale," which is marked-to-market with the unrealized gains/losses reflected directly in the stockholders' equity.

RESULTS OF OPERATIONS-COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2000. Net interest income after the provision for loan losses increased $114,996 or 7.35% for the three-month period ended June 30, 2000, as compared to the corresponding period in the previous year. This increase was primarily due to an increase in interest on loans and securities of $479,316 and was offset by a decrease in other interest of $19,622 and an increase in interest expense of $344,698. Net interest income after the provision for loan losses increased $334,221 or 11.02% for the six-month period ended June 30, 2000, as compared to the corresponding period in the previous year. This increase was primarily due to an increase in interest on loans and securities of $1,108,950 and a decrease in the provision for loan loss of

$7,000 and was offset by a decrease in other interest income of $219,784 and an increase in interest expense of $561,945.

If rates were to rise rapidly, net income may be adversely affected. Under a scenario simulating a hypothetical 100 basis point rate increase applied to all fixed rate interest-earning assets and interest-bearing liabilities, the Company would expect a net loss in the fair value of the underlying instruments of approximately $801,000. This hypothetical loss is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

The Bank's yield on interest-earning assets increased from approximately 7.73% in the three-month period ended June 30, 1999 to approximately 8.21% in the current year period. This increase was due to an increase in interest rates as well as an increase in the average balance of interest-earning assets of approximately $10.0 million. The Bank's yield on interest-earning assets increased from approximately 7.65% in the six-month period ended June 30, 1999 to approximately 8.13% in the current year period. This increase was due to an increase in interest rates as well as an increase in the average balance of interest-earning assets of approximately $9.3 million. The Bank's cost of funds increased from 4.57% at June 30, 1999 to 5.08% in the current year period. This increase was due to an increase in interest rates as well as an increase in the average balance of interest-bearing liabilities of approximately $11.5 million.

Non-interest income, which includes fees and service charges, real estate operations, net gain (loss) on sale of loans and other income increased $8,737 in the three-month period ended June 30, 2000. Non-interest income decreased $144,368 in the six-month period ended June 30, 2000 as compared to the corresponding prior year period. The increase in the three month period ended June 30, 2000, was due primarily to an increase in fees and service charges of $18,819 and an increase in the gain on sale of mortgage loans of $22,826. This increase was offset by a decrease in real estate operations, net of approximately $29,780 as well as slight decreases in all other non-interest income of approximately $3,128. The decrease in the six month period ended June 30, 2000 was due primarily to a decrease in the gain on sale of mortgage loans of $94,344, a decrease in real estate operations, net of $48,121 and a decrease in all other non-interest income of $ 1,903.

Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates, which took into account historical experience, the amount of non-performing assets, and general economic conditions. The Bank determined an additional $120,000 was required for the three month period ended June 30, 2000 and an additional $240,000 was required for the six month period ended June 30, 2000.

Non-interest expense increased $43,009 and $11,064 in the three and six-month period ended June 30, 2000, as compared to the corresponding prior year periods. The increase in the three month period ended June 30, 2000 was primarily due to an increase in compensation expense of approximately $10,922 and an increase in occupancy expense of $42,309 which was off-set by slight decreases in all other non-interest expense of $10,222. The increase in non-interest expense for the six month period ended June 30, 2000 was primarily due to an increase in compensation expense of approximately $4,133, an increase in occupancy expense of approximately $34,802 and was off-set by slight decreases in all other non-interest income of approximately $27,871.

NET INCOME: The company reported net income for the three month period ended June 30, 2000 of $463,320 or $0.26 per share, compared with net income of $410,660 or $0.23 per share, for the three month period ended June 30, 1999. The Company reported net income for the six month period ended June 30, 2000 of $906,413, or $0.51 per share, compared with net income of $796,929, or $0.45 per share, for the six month period ended June 30, 1999. The increase in the three-month period ended June 30, 2000 was primarily attributable to an increase in interest income of $459,694. This increase exceeded an increase in interest expense of $344,698 and an increase in non-interest expense of $43,009. The increase in the six-month period ended June 30, 2000 was primarily attributable to an increase in interest income of $889,166. This increase exceeded an increase in interest expense of $561,945 and a decrease in non-interest income of $144,368. The decrease in non-interest income was primarily attributable to a decrease of $94,344 in the net gain on loans held for sale, which are carried at the lower of aggregate amortized cost or fair value, and a decrease of $48,121 in income from real estate operations.

CAPITAL RESOURCES: Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Bank's principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the Federal Home Bank of Atlanta and other borrowing sources. At June 30, 2000, the Bank's total loan commitments, including construction loans in process and unused lines of credit, were approximately $25.6 million. Management believes that the Bank's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At June 30, 3000 the Company and the Bank exceeded all regulatory capital requirements.

                           PART II - OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 24, 2000 the Company held its Annual Meeting of Stockholders at which the following matter was considered voted on.

         PROPOSAL I- ELECTION OF DIRECTORS

         NOMINEES                 FOR           WITHHELD            TERM
         --------                 ---           --------            ----

         Robert B, Nolen, Jr.   1,329,354        204,706           3 Years
         James W. Cannon        1,329,354        204,706           3 Years
         Max W. Perdue          1,329,354        204,706           3 Years

There were no abstentions or broker non-votes.

ITEM 5.       OTHER INFORMATION

     On August 3, 2000, the Company announced that its Board of Directors had approved the repurchase of up to 120,000 shares of its common stock, or approximately 6.7% of the current outstanding shares. The Company's press release is attached hereto as Exhibit 99.1 and incorporated by reference herein.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit 27- Financial Data Schedule (SEC use only)
               Exhibit 99.1 - Press Release dated August 3, 2000
         (b)   No reports on Form 8-K were filed

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PINNACLE BANCSHARES, INC


DATE:   August 7, 2000                   BY: /s/ Robert B. Nolen Jr.
     ----------------------------------      -----------------------------------
                                             Robert B. Nolen, Jr.
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive Officer and
                                             Principal Financial Officer)

                                         BY: /s/ Marie Guthrie
                                             -----------------------------------
                                             Marie Guthrie
                                             Treasurer
                                             (Principal Accounting Officer)