Form 10QSB
period 2000-09-30
PINNACLE BANCSHARES INC
filed 2000-11-14
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended September 30, 2000

| | Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                               -------------    --------------

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

     As of November 13, 2000, 1,780,384 shares of Common Stock were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes               No
     ------          -----

                                     PART I
                              FINANCIAL INFORMATION


                                                                            PAGE
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Condition at September 30, 2000
(Unaudited) and December 31, 1999.                                             3

Condensed Consolidated Statements of Financial Operations for the three months ended September 30, 2000 and 1999 and for the nine months ended
September 30, 2000 and 1999 (unaudited).                                       4

Condensed Consolidated Statements of Stockholders Equity for the nine
months ended  September 30, 2000 and 1999 (Unaudited).                         5

Condensed Consolidated Statements of Cash Flows for the nine months
ended September  30, 2000 and 1999 (Unaudited).                                6

Notes to Unaudited Condensed Consolidated Financial Statements.                7

The Condensed Consolidated Financial Statements furnished have not been audited by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial condition and the results for the periods presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              9


                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     12

Signatures                                                                    13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PINNACLE BANCSHARES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                          September 30,        December 31,
                                                                                              2000                1999
                                                                                              ----                ----
ASSETS:
    Cash on hand and in banks                                                            $   3,686,432      $    5,289,619
    Interest-bearing deposits in other banks                                                 1,835,924           2,177,294
    Securities available-for-sale                                                           62,466,887          64,599,164
    Loans held for sale                                                                        902,118             893,733
    Loans receivable, net of allowance for loan losses
       of $1,243,476 and $1,222,978 respectively                                           151,820,117         146,429,690
    Real estate owned, net                                                                   1,944,003           1,521,533
    Premises and equipment, net                                                              6,605,300           6,995,375
    Excess cost over net assets acquired                                                       357,571             388,220
    Accrued interest receivable                                                              2,085,677           1,982,134
    Other assets                                                                               620,303             754,801
                                                                                          ------------        ------------
              Total assets                                                                $232,324,332        $231,031,563
                                                                                          ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits                                                                              $190,121,965        $189,174,804
    Borrowed funds                                                                          20,750,000          21,890,000
    Official checks outstanding                                                              1,634,606           1,529,946
    Other liabilities                                                                          968,947             588,051
                                                                                          ------------        ------------
                                                                                           213,475,518         213,182,801
                                                                                          ------------        ------------
STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share, no shares issued,
       100,000 authorized                                                                            0                  0
    Common stock, par value $.01 per share, 1,791,684 and 1,792,086 outstanding at September 30, 2000 and December 31, 1999, 10,000,000
       authorized                                                                               17,921              17,921
    Treasury stock , at cost, 402 shares                                                        (3,403)                  0
    Additional paid-in capital                                                               8,131,746           8,131,746
    Retained earnings                                                                       11,241,662          10,414,858
    Accumulated other comprehensive income, net of tax                                        (539,112)           (715,763)
                                                                                          ------------        ------------
    Total stockholders' equity                                                              18,848,814          17,848,762
                                                                                          ------------        ------------
              Total liabilities and stockholders' equity                                  $232,324,332        $231,031,563
                                                                                          ============        ============
See accompanying notes to condensed consolidated financial statements.

                                       3

                            PINNACLE BANCSHARES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                   September 30,
                                                      ------------                    -------------
                                                  2000             1999            2000            1999
                                                  ----             ----            ----            ----
INTEREST REVENUES:
  Interest on loans                           $  3,576,154    $  3,036,220     $10,283,048    $  8,813,003
  Interest and dividends on securities             950,962         974,315       2,865,821       2,747,932
  Other interest                                    42,460          29,850         136,793         306,371
                                              ------------    ------------    ------------    ------------
                                                 4,569,576       4,040,385      13,285,662      11,867,306
INTEREST EXPENSE:
  Interest on deposits                           2,386,270       2,193,012       6,834,768       6,644,569
  Interest on borrowed funds                       345,244          68,323       1,006,209         164,284
                                              ------------    ------------    ------------    ------------
                                                 2,731,514       2,261,335       7,840,977       6,808,853
                                              ------------    ------------    ------------    ------------
NET INTEREST INCOME BEFORE PROVISION FOR
    LOAN LOSSES                                  1,838,062       1,779,050       5,444,685       5,058,453
PROVISION FOR LOAN LOSSES                          170,000          20,000         410,000         267,000
                                              ------------    ------------    ------------    ------------

NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                  1,668,062       1,759,050       5,034,685       4,791,453
                                              ------------    ------------    ------------    ------------
NON-INTEREST INCOME:
  Fees and service charges                         186,203         172,586         544,330         519,454
  Service fee income, net                           42,361          47,327         130,128         144,583
  Real estate operations, net                       21,985          42,137          46,221         114,494
  Net gain (loss) on sale or write-down of:
     Loans held for sale                           109,076         100,833         281,481         367,583
     Assets                                              0             500               0             500
     Investments                                         0               0               0             (93)
     Real estate owned                             (13,069)       (100,428)        (18,621)       (102,215)
                                              ------------    ------------    ------------    ------------
                                                   346,556         262,955         983,539       1,044,306
                                              ------------    ------------    ------------    ------------
NON-INTEREST EXPENSE:
Compensation and benefits                          722,587         685,289       2,133,970       2,092,540
Occupancy                                          307,021         291,151         905,965         855,293
Marketing and professional                          46,046          39,353         118,343         112,854
Other                                              204,195         226,658         669,531         718,662
                                              ------------    ------------    ------------    ------------
                                                 1,279,849       1,242,451       3,827,809       3,779,349
                                              ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAX EXPENSE                   734,769         779,554       2,190,415       2,056,410

INCOME TAX EXPENSE                                 276,768         290,899         826,001         770,826
                                              ------------    ------------    ------------    ------------
NET INCOME                                    $    458,001    $    488,655    $  1,364,414    $  1,285,584
                                              ============    ============    ============    ============
BASIC EARNINGS PER SHARE                      $       0.26    $       0.27    $       0.76    $       0.72
DILUTED EARNINGS PER SHARE                    $       0.26    $       0.27    $       0.76    $       0.72
CASH DIVIDENDS PER SHARE                      $       0.10    $       0.10    $       0.10    $       0.10
WEIGHTED AVERAGE SHARES OUTSTANDING              1,792,034       1,792,086       1,792,068       1,790,740
WEIGHTED AVERAGE DILUTED SHARES                  1,792,034       1,796,247       1,792,068       1,797,816

See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

                                                                                               Accumulated
                                                                      Additional                  Other          Total
                                            Common Stock    Treasury   Paid-in    Retained    Comprehensive   Stockholders'
                                          Shares    Amount    Stock    Capital    Earnings        Income         Equity
                                          ------    ------    -----    -------    --------        ------         ------

BALANCE, December 31, 1998               1,789,586 $17,895  $     0   $8,109,740  $ 9,453,693  $  30,779      $17,612,107
                                                                                                              -----------
    Comprehensive Income:
    Net income                                   0       0                     0    1,285,584          0        1,285,584
    Change in unrealized gain (loss)
      on securities available-
      For-sale, net of tax of $298,685           0       0        0            0            0   (579,801)        (579,801)
                                                                                                               ----------
    Comprehensive Income                                                                                          705,783
    Exercise of stock options                2,500      26                22,006                                   22,032
    Cash dividends declared
      ($.10 per share)                           0       0                     0    (537,354)                    (537,354)
                                         --------------------------------------------------------------------------------
BALANCE, September 30, 1999              1,792,086 $17,921  $     0   $8,131,746  $10,201,923  $(549,022)     $17,802,568
                                         ========= =======  =======   ==========  ===========  =========      ===========

BALANCE, December 31, 1999               1,792,086 $17,921  $     0   $8,131,746  $10,414,858  $(715,763)     $17,848,762
                                                                                                              -----------
    Comprehensive Income:
    Net income                                   0       0                     0    1,364,414          0        1,364,414
    Change in unrealized gain (loss)
      on securities available-
      for-sale, net of tax of $120,242           0       0        0            0            0    176,651          176,651
                                                                                                              -----------
    Comprehensive Income                                                                                        1,541,065
    Repurchases of  402 shares of
       common stock                           (402)          (3,403)                                               (3,403)
    Cash dividends declared
       ($.10 per share)                          0       0                     0     (537,610)         0         (537,610)
                                         --------------------------------------------------------------------------------
BALANCE, September 30, 2000              1,791,684 $17,921  $(3,403)  $8,131,746  $11,241,662  $(539,112)     $18,848,814
                                         ========= =======  =======   ==========  ===========  =========      ===========

See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC,
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                             -------------
                                                                         2000            1999
                                                                         ----            ----
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $  1,364,414    $  1,285,584
    Adjustment to reconcile net  income to
        net cash provided by operating
        activities:
       Depreciation                                                      444,784         415,601
       Provision for loan losses                                         410,000         267,000
       Net (gain) loss on sale and write down  of:
          Loans held for sale                                           (281,481)       (367,583)
          Securities available for sale                                        0              93
          Assets                                                               0            (500)
          Real estate owned                                               18,621         102,215
       Amortization, net                                                (303,194)       (362,895)
    Proceeds from sale of  loans                                      27,908,527      37,512,419
    Loans originated for sale                                        (27,635,431)    (35,557,110)
    (Increase) decrease in accrued interest receivable                  (103,543)       (356,339)
    (Increase) decrease in  other assets                                  44,905          28,442
    Increase (decrease) in other liabilities                             380,896        (377,068)
                                                                     -----------     -----------
              Net cash provided by operating activities                2,248,498       2,589,859
                                                                     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal collected on loans and securities                       67,018,110      76,860,046
    Loans originated for portfolio                                   (71,927,691)    (81,336,431)
    Net change in interest bearing deposits at other banks               341,370      29,446,160
    Purchase of securities available-for-sale                            (50,000)    (46,920,911)
    Proceeds from maturing and callable securities                             0      11,000,000
    Proceeds from the sale of securities available-for-sale               12,017       4,619,700
    Purchase of premises and equipment                                   (74,163)       (586,456)
    Proceeds from the sale of premises and equipment                      19,454               0
    Proceeds from sales of real estate owned                           1,438,410         501,818
                                                                     -----------     -----------
              Net cash used in investing activities                   (3,222,493)     (6,416,074)
                                                                     -----------     -----------
CASH FLOWS FROM  FINANCING ACTIVITIES:
    Net (increase) decrease in passbook, NOW and
        money market deposit accounts                                 (2,078,893)     (1,273,184)
    Proceeds from sales of time deposits                              23,120,770      19,458,547
    Payments on maturing time deposits                               (20,094,716)    (20,178,923)
    Payments on borrowed funds                                       (31,040,000)    (10,230,000)
    Proceeds from borrowed funds                                      29,900,000      16,100,000
    Increase(decrease) in official checks outstanding                    104,660          78,637
    Repurchases of shares of common stock                                 (3,403)              0
    Proceeds from stock options exercised                                      0          22,032
    Payments of cash dividends                                          (537,610)       (537,354)
                                                                     -----------     -----------
              Net cash provided by (used in) financing activities       (629,192)      3,439,755
                                                                     -----------     -----------
NET DECREASE IN CASH                                                  (1,603,187)       (386,460)

CASH AT BEGINNING OF PERIOD                                            5,289,619       3,960,991
                                                                    ------------    ------------
CASH AT END OF PERIOD                                               $  3,686,432    $  3,574,531
                                                                    ============    ============
SUPPLEMENTAL DISCLOSURES:
    Cash payments for interest on deposits and borrowed funds       $  6,982,041       6,186,689
    Cash payments for income taxes                                       466,000         993,579
    Other real estate acquired through foreclosure                     1,879,501         144,425

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

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the nine-month period ended September 30, 2000, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company's audited financial statements.

2.       EARNINGS PER SHARE:
         ------------------
The following table represents the earnings per share calculations for the three and nine-month periods ended September 30, 2000:

                                                                    PER
                                                                   SHARE
 FOR THE THREE MONTHS ENDED           NET INCOME       SHARES      AMOUNT
 --------------------------           ----------       ------      ------
 SEPTEMBER 30, 2000
     Basic earnings per share         $  458,001     1,792,034     $0.26
     Dilutive securities                      --            --        --
                                      ----------     ---------     -----
     Diluted earnings per share       $  458,001     1,792,034     $0.26
                                      ==========     =========     =====

 SEPTEMBER 30, 1999
     Basic earnings per share         $  488,655     1,792,086     $0.27
     Dilutive securities                      --         4,161        --
                                      ----------     ---------     -----
     Diluted earnings per share       $  488,655     1,796,247     $0.27
                                      ==========     =========     =====

                                                                    PER
                                                                   SHARE
 FOR THE NINE MONTHS ENDED           NET INCOME        SHARES      AMOUNT
 -------------------------           ----------        ------      ------
 SEPTEMBER 30, 2000
     Basic earnings per share         $1,364,414     1,792,068     $0.76
     Dilutive securities                      --            --        --
                                      ----------     ---------     -----
     Diluted earnings per share       $1,364,414     1,792,068     $0.76
                                      ==========     =========     =====
 SEPTEMBER 30, 1999
     Basic earnings per share         $1,285,584     1,790,740     $0.72
     Dilutive securities                      --         7,076        --
                                      ----------     ---------     -----
     Diluted earnings per share       $1,285,584     1,797,816     $0.72
                                      ==========     =========     =====

Options to purchase 48,500 shares of common stock at $10.125 per share and options to purchase 54,560 shares of common stock at $8.8125 per share were outstanding during all three quarters of 2000. These options were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on August 28, 2006 and May 26, 2009, respectively, were still outstanding at September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                    PINNACLE BANCSHARES, INC. AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS: This Quarterly Report on Form 10-QSB contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "seek" and "intend," and similar expressions, identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or qualified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999. Total assets increased to $232.3 million at September 30, 2000 as compared to $231.0 million at December 31, 1999. This increase was due primarily to an increase in loans and loans held for sale of approximately $5.4 million. This increase was off-set by decreases in cash and interest-bearing deposits of approximately $1.9 million which were primarily used to fund loan growth and a decrease in securities available-for-sale of approximately $2.1 million due to principal repayments. Total deposits increased to $190.1 million at September 30, 2000 as compared to $189.2 million at December 31, 1999.

At September 30, 2000, the Company's investment portfolio of $62.5 million consisted primarily of U. S. agency securities and mortgage-backed-securities. The entire investment portfolio is classified as "available-for-sale," which is marked-to-market with the unrealized gains/losses reflected directly in the stockholders' equity.

RESULTS OF OPERATIONS-COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000. Net interest income after the provision for loan losses decreased $90,988 or 5.17% for the three-month period ended September 30, 2000, as compared to the corresponding period in the previous year. This decrease was primarily due to an increase in interest expense of $470,179, and an increase in the provision for loan loss of $150,000, and was offset by an increase in interest on loans and securities of $516,581 and an increase in other interest income of $12,610. Net interest income after the provision for loan losses increased $243,232 or 5.08% for the nine-month period ended September 30, 2000, as compared to the corresponding period in the previous year. This increase was primarily due to an increase in interest on loans and securities of $1,587,934 and was offset by a decrease in other interest income of $169,578, an increase in the provision for loan loss of $143,000 and an increase in interest expense of $1,032,124.

If rates were to rise rapidly, net income may be adversely affected. Under a scenario simulating a hypothetical 100 basis point rate increase applied to all fixed rate interest-earning assets and interest-bearing liabilities, the Company would expect a net loss in the fair value of the underlying instruments of approximately $76,000. This hypothetical loss is not a precise indicator of future events. Instead, it is believed to be a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

The Bank's yield on interest-earning assets increased from approximately 7.94% in the three-month period ended September 30, 1999 to approximately 8.47% in the current three-month period. This increase was due to an increase in interest rates as well as an increase in the average balance of interest-earning assets of approximately $11.2 million. The Bank's yield on interest-earning assets increased from approximately 7.76% in the nine-month period ended September 30, 1999 to approximately 8.24% in the current nine-month period. This increase was due to an increase in interest rates as well as an increase in the average balance of interest-earning assets of approximately $10.0 million. The Bank's cost of funds increased from 4.56% at September 30, 1999 to 5.27% in the current year period. This increase was due to an increase in interest rates as well as an increase in the average balance of interest-bearing liabilities of approximately $11.2 million.

Non-interest income, which includes fees and service charges, real estate operations, net gain (loss) on sale of loans and other income, increased $83,601 in the three-month period ended September 30, 2000. Non-interest income decreased $60,767 in the nine-month period ended September 30, 2000 as compared to the corresponding prior year period. The increase in the three-month period ended September 30, 2000, was due primarily to an decrease in the loss on sale and write down of other real estate owned of $87,359 and by decreases in all other non-interest income of $3,758. The decrease in the nine-month period ended September 30, 2000 was due primarily to a decrease in the gain on sale of mortgage loans of $86,102, a decrease in real estate operations, net of $68,273. This decrease was offset by a decrease in the loss on sale and write down of other real estate owned of $83,594 and an increase on all other non-interest income of $10,014.

Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates, which take into account historical experience, the amount of non-performing assets, and general economic conditions. The Bank determined an additional $170,000 was required for the three month period ended September 30, 2000 and an additional $410,000 was required for the nine month period ended September 30, 2000. This increase was primarily due to an increase of $232,000 in charge-offs.

Non-interest expense increased $37,398 and $48,460 in the three and nine-month periods ended September 30, 2000, respectively, as compared to the corresponding prior year periods. The increase in the three month period ended September 30, 2000 was primarily due to an increase in compensation expense of $37,298 and an increase in occupancy expense of $15,870 which was off-set by slight decreases in all other non-interest expense of $15,770. The increase in non-interest expense for the nine-month period ended September 30, 2000 was primarily due to an increase in compensation expense of $41,430 and an increase in occupancy expense of $50,672 which was off-set by a decrease in all other non-interest income of $43,642.

NET INCOME: The Company reported net income for the three month period ended September 30, 2000 of $458,001, or $0.26 per share, compared with net income of $488,655, or $0.27 per share, for the three- month period ended September 30, 1999. The Company reported net income for the nine-month period ended September 30, 2000 of $1,364,414, or $0.76 per share, compared with net income of $1,285,584, or $0.72 per share, for the nine-month period ended September 30, 1999. The decrease in the three-month period ended September 30, 2000 was primarily attributable to a $150,000 increase in the provision for loan losses. The increase in the nine-month period ended September 30, 2000 was primarily attributable to an increase in interest income of $1,418,356. This increase exceeded an increase in interest expense of $1,032,124, an increase in the provision for loan loss of $143,000, a decrease in non-interest income of $60,767, and an increase in non-interest expense of $48,460.

CAPITAL RESOURCES: Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Bank's principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the Federal Home Bank of Atlanta and other borrowing sources. At September 30, 2000, the Bank's total loan commitments, including construction loans in process and unused lines of credit, were approximately $22.9 million. Management believes that the Bank's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At September 30, 2000 the Company and the Bank exceeded all regulatory capital requirements.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit 27- Financial Data Schedule (SEC use only)

         (b)   No reports on Form 8-K were filed

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PINNACLE BANCSHARES, INC


DATE:   November 14, 2000                BY: /s/ Robert B. Nolen Jr.
     ------------------------                ----------------------------
                                             Robert B. Nolen, Jr.
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive Officer and
                                             Principal Financial Officer)


                                         BY: /s/ Marie Guthrie
                                             ------------------------------
                                             Marie Guthrie
                                             Treasurer
                                             (Principal Accounting Officer)