Form 10KSB
period 2000-12-31
PINNACLE BANCSHARES INC
filed 2001-04-02
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number                    1-12707
                       --------------------------------------------

                            PINNACLE BANCSHARES, INC.
                 (Name of small business issuer in its charter)

                   Delaware                              72-1370314
----------------------------------------------           ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

1811 Second Avenue, Jasper, Alabama                        35502-1388
-----------------------------------                        ----------
(Address of principal executive offices)                   (Zip Code)

         Issuer's telephone number, including area code: (205) 221-4111.

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
             Title of Each Class                         on Which Registered
-----------------------------------------        ------------------------------
   Common Stock, par value $.01 per share               American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None.

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $19,055,249.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the price ($8.32 per share) at which the Common Stock was sold on March 31, 2001, was approximately $13,062,616. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 30, 2001, 1,775,384 shares of the registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format:  YES ___ NO    X
                                                            -------
                       Documents Incorporated By Reference
Part II:
Annual Report to Stockholders for the year ended December 31, 2000.

Part III:
Portions of the definitive proxy statement for the 2001 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

     THE BANK. The Bank is an Alabama-chartered commercial bank with six offices located in Central and Northwest Alabama. The Bank converted from a federal stock savings bank to an Alabama-chartered commercial bank on January 31, 1997 in connection with the holding company reorganization. The Bank has its main office at 1811 Second Avenue, Jasper, Alabama, and also has a branch office in Jasper, Alabama, with other branch offices in Sumiton, Haleyville, Vestavia and Trussville, Alabama.

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

                                                            At December 31,
                                                       ------------------------
                                                           2000           1999
                                                           ----           ----
                                                         (Dollars in thousands)
Financial Condition and Other Data:
Total amount of:
   Assets ..........................................      $230,269      $231,032
   Loans, net ......................................       152,021       146,430
   Interest-bearing deposits in other banks ........         1,136         2,177
   Securities ......................................        61,069        64,599
   Loans held for sale .............................         1,337           894
   Deposits ........................................       187,471       187,884
   Borrowed funds ..................................        20,500        21,890
   Stockholders' equity ............................        19,230        17,849

Number of:
   Real estate loans outstanding ...................         3,209         3,419
   Savings accounts ................................        14,962        17,509
   Full service offices open .......................             6             6



                                                      Year Ended December 31,
                                                      -----------------------
                                                         2000      1999
                                                         ----      ----
                                                        (In thousands)
Operating Data:
Interest income ....................................   $17,805   $16,130
Interest expense ...................................    10,573     9,238
                                                       -------   -------
Net interest income before provision for loan losses     7,232     6,892
Provision for loan losses ..........................       530       177
                                                       -------   -------
Net interest income after provision for losses .....     6,702     6,715
Noninterest income .................................     1,250     1,116
Noninterest expense ................................     5,152     5,195
Income tax expense .................................     1,058       958
                                                       -------   -------
Net income .........................................   $ 1,742   $ 1,678
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

                                                                    For the Years Ended December 31,
                                          --------------------------------------------------------------------------------------
                                                           2000                                         1999
                                          ----------------------------------------    ------------------------------------------
                                            Average                    Average          Average                      Average
                                            Balance      Interest     Yield/Cost        Balance       Interest      Yield/Cost
                                            -------      --------     ----------        -------       --------      ----------
Interest-earning assets:
Loans receivable, net...............      $  150,019    $  13,895          9.3%       $  135,556    $  12,041            8.9%
Securities available-for-sale.......          62,810        3,800          6.0%           63,896        3,761            5.9%
Other...............................           1,664          110          6.6%            6,725          328            4.9%
                                          ----------    ---------    ----------       ----------    ---------      ----------
Total...............................         214,493       17,805          8.3%          206,177       16,130            7.8%
Non-interest-earning assets.........          15,586                                      14,808
                                          ----------                                  ----------
Total assets........................      $  230,079                                  $  220,985
                                          ==========                                  ==========
Interest-bearing liabilities:
Deposits............................      $  187,950        9,224          4.9%       $  193,331        8,831            4.6%
Borrowings..........................          20,963        1,349          6.4%            6,961          407            5.8%
                                          ----------    ---------    ----------       ----------    ---------      ----------
Total interest-bearing liabilities:.         208,913       10,573          5.1%          200,292        9,238            4.6%
Non-interest-bearing liabilities....           2,715                                       2,933
                                          ----------                                  ----------
Total Liabilities:..................         211,628                                     203,225
   Equity...........................          18,451                                      17,760
                                          ----------                                  ----------
   Total Liabilities and Equity.....      $  230,079                                  $  220,985
                                          ==========                                  ==========
Net interest-earning assets.........      $    5,580                                  $    5,885
                                          ===========                                 ==========

Net interest income.................                    $   7,232                                   $   6,892
                                                        =========                                   =========
Interest rate spread................                                       3.2%                                          3.2%
                                                                     ==========                                    ==========
Net interest margin.................                                       3.4%                                          3.3%
                                                                     ==========                                    ==========
Ratio of average interest-earning assets to interest-bearing
   Liabilities......................
                                                                         102.7%                                        102.9%
                                                                     ==========                                    ==========

LENDING ACTIVITIES

     GENERAL. The Bank's net loan portfolio totaled $152.0 million at December 31, 2000, or 66.1% of its total assets. On that date, $122.1 million, or 80% of total net loans outstanding, consisted of loans secured by mortgages on single family, two-to-four family, multi-family residential properties, and commercial real estate loans, while the remainder of the loan portfolio consisted of savings account, home improvement and other consumer and commercial loans.

     The principal lending activity of the Bank historically has been the origination of conventional first mortgage single-family loans. The Bank also makes loans on two-to-four family dwelling units, multi-family dwelling units, commercial real estate and other improved real estate. The majority of the Bank's loans have been originated within its primary market area.

     The Bank's volume of total loans originated to be retained in the Bank's loan portfolio totaled approximately $85.7 million during the year ended December 31, 2000, and $109.5 million during the year ended December 31, 1999.
The Bank directly originates most of its mortgage loans through its existing branches. These loans have been originated predominantly within the Bank's geographical lending area of Walker, Jefferson, Shelby, Winston and Fayette counties, in Alabama. See " -- Loan Solicitation and Processing" and "-- Loan Originations, Purchases and Sales."

     The Bank seeks to improve the interest rate sensitivity of its mortgage loan portfolio through the origination of adjustable rate loans, which constituted approximately 50% of the single-family residential mortgage loans in the Bank's loan portfolio, and 28% of the Bank's net loan portfolio at December 31, 2000. Most adjustable rate mortgage loans are held in the Bank's loan portfolio, while most fixed-rate mortgage loans are either sold as whole loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA") or other investors, or converted into mortgage-backed securities with servicing retained by the Bank.

     The following table sets forth, in dollar amounts and percentages, the major categories of the Bank's loans. At December 31, 2000, the Bank had no concentrations of loans exceeding 10% of gross loans other than as described below.

                                                        December 31,
                                     --------------------------------------------------------
                                               2000                          1999
                                     -------------------------    ---------------------------
                                         $            %               $             %
                                         -            -               -             -
                                                        (Dollars in thousands)
Type of Loan:
------------
Real estate mortgage loans......     $   96,592         63.5%     $   94,288         64.4%
Construction loans..............         39,044         25.7%         38,446         26.3%
Commercial loans................         16,798         11.0%         14,364          9.8%
Consumer loans..................         13,099          8.6%         12,442          8.4%
Less --
   Loans in process.............         11,887          7.8%         11,580          7.9%
   Discounts and other..........            286          0.2%            307          0.2%
   Allowance for loan losses....          1,339          0.9%          1,223          0.8%
                                     ----------  ------------     ----------  ------------
     Total......................     $  152,021       100.00%     $  146,430        100.00%
                                     ==========  ===========      ==========  ============

     RESIDENTIAL LOANS. The primary lending activity of the Bank has been the granting of conventional mortgage loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, multi-family housing (over four units), and loans made for the development of unimproved real estate to be used for residential housing. At December 31, 2000, approximately 80% of the Bank's total real estate loan portfolio consisted of loans secured by residential real estate.

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

     At December 31, 2000, the largest amount loaned by the Bank to one borrower
was  $2.5  million  which  was   approximately  13%  of  the  Holding  Company's
stockholders' equity.

     CONSTRUCTION AND COMMERCIAL REAL ESTATE LOANS. Construction loans on residential properties are made primarily to individuals. The maximum loan to value ratio is 80% of either the appraisal or the purchase price, whichever is lower. Residential construction loans are typically made for periods of six months. At December 31, 2000, the Bank had $33.9 million outstanding in residential construction loans, compared with $36.6 million in construction loans on residential properties outstanding at December 31, 1999.

     The Bank has historically originated commercial real estate loans within its primary market area. The Bank either funded or purchased participation interests in various large commercial real estate projects, one of which was outside of its primary market area. See " -- Non-Performing Loans and Asset Classification" and "Subsidiary Activities." Since 1984, the Bank has limited its commercial real estate lending activities to smaller commercial real estate projects located in its primary market area, with the amount loaned limited to 10% of its net worth. See "-- Nonperforming Loans and Asset Classification" and "Subsidiary Activities." At December 31, 2000, the Bank had $29.81 million
outstanding  in  commercial  real  estate  loans,   including  $5.1  million  in
commercial construction loans. These loans are typically limited to owner-occupied financings.

     COMMERCIAL BUSINESS LOANS. At December 31, 2000 there were approximately $16.8 million in commercial loans outstanding. The Bank will consider making these types of loans in its local market area.

     CONSUMER LOANS. The Bank makes various types of consumer loans, including the loans made to depositors on the security of their savings accounts, personal loans, automobile loans, educational loans and loans for home improvement or other purposes. At December 31, 2000, the Bank had $13.1 million outstanding in consumer loans.

     LOAN SOLICITATION AND PROCESSING. Loan originations come from a combination of walk-in customers and real estate brokers. See Notes to Consolidated Financial Statements.

     LOAN ORIGINATIONS, PURCHASES AND SALES. The Bank has engaged in selling in the secondary market certain loans it has originated. Such loans sold are generally fixed-rate, long-term mortgage loans. These sales, the majority of which do not allow recourse to the Bank, have been made to FHLMC and FNMA, which purchases residential mortgage loans from federally insured financial institutions and certain other lenders. Many of the Bank's loans have been exchanged for FHLMC participation certificates ("PCs") or FNMA mortgage-backed securities. These PCs and mortgage-backed securities are generally considered to be a more liquid form of asset and are a more widely accepted form of collateral than the underlying loans.

     The sale of loans in the secondary mortgage market reduces the Bank's risk that the interest rates it pays will escalate while holding long-term, fixed-rate loans in its portfolio and allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes. In connection with certain sales the Bank provides servicing on the loans (i.e., collection of principal and interest payments) for which it receives a fee payable monthly of 1/4% to 3/8% per annum of the unpaid balance of each loan. These loan sales will continue as the Bank attempts to maintain its loan servicing base. As of December 31, 2000, the Bank was servicing loans for others aggregating approximately $66.0 million. Net servicing income for the years ended December 31, 2000 and 1999 was approximately $171,000 and $190,000, respectively.

     During the years ended December 31, 2000 and 1999, the Bank sold approximately $36.0 million and $50.0 million, respectively, in whole loans. As of December 31, 2000, the Bank had approximately $500,000 in commitments outstanding to package or sell additional loans.

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

     LOAN COMMITMENTS. The Bank issues commitments to prospective borrowers to make loans conditioned upon the occurrence of certain events, which are honored for 60 days from approval with no additional fees required. The Bank charges a non-refundable commitment fee equal to 1% of the actual amount of committed funds on all single-family construction loans. The Bank had outstanding commitments to originate mortgage loans aggregating $22.1 million at December 31, 2000. Of these commitments, $20.6 million were for adjustable rate mortgages and $1.5 million were for fixed-rate mortgages.

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

     MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2000, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans and overdrafts are reported as due in one year or less. The Bank does not have any loans with no stated schedule of repayments and no stated maturity.

                                                                Due One Through                Due
                                           Due by              Five Years After         Five Years After
                                      December 31, 2001        December 31, 2000        December 31, 2000         Total
                                      -----------------        -----------------        -----------------         -----

Real estate mortgage...........       $    6,224,617             $ 38,815,563          $    51,263,016         $96,303,196
Real estate construction.......           27,156,740                       --                       --          27,156,740
Commercial business loans......            7,744,264                7,643,060                1,411,207          16,798,531
Consumer.......................            3,884,576                8,607,987                  606,587          13,099,150
                                    ----------------       ------------------         ----------------       -------------
   Total.......................       $   45,010,197             $ 55,066,610          $    53,280,810       $ 153,357,617
                                      ==============             ============          ===============       =============

     The following table sets forth the dollar amount of all loans due after one year at December 31, 2000 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                  Floating or
                                         Predetermined Rates    Adjustable Rates
                                         -------------------    ----------------

     Real estate mortgage............      $   49,549,560       $    40,529,019
     Commercial business loans.......           4,667,167             4,387,101
     Consumer........................           9,073,706               140,867
                                           --------------       ---------------
       Total.........................      $   63,290,433       $    45,056,987
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

     Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less estimated costs of disposition. Any write-down of the property at foreclosure is charged to the allowance for loan losses. Future declines in fair value of the asset less costs of disposition below its carrying amount increases a valuation allowance account. Future increases in fair value of the asset less costs of disposition above its carrying amount reduces the valuation allowance account, but not below zero. Increases or decreases in the valuation allowance account are charged or credited to income. Costs relating to the development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

     The recognition of gains and losses on the sale of real estate is dependent upon whether the nature and terms of the sale and future involvement of the Bank in the property meet certain requirements. If the transaction does not meet these requirements, income recognition is deferred and recognized under an alternative method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate."

     The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.

                                                                    At December 31,
                                                       ------------------------------------------
                                                               2000                 1999
                                                               ----                 ----
                                                                (Dollars in thousands)
Loans accounted for on a nonaccrual basis: (1)
Real Estate:
   Residential...................................      $       2,036         $         850
   Commercial....................................                298                   172
Consumer.........................................                 37                    70
                                                       -------------         -------------
Total............................................      $       2,371         $       1,092
                                                       =============         =============

Accruing loans which are contractually
   past due 90 days or more: (2)
Real Estate:
   Residential...................................      $          --         $          --
   Commercial....................................                 --                    --
Consumer.........................................                 --                    --
                                                       -------------         -------------
Total............................................      $          --         $          --
                                                       =============         =============
   Total of nonaccrual and 90 days
     past due loans..............................      $       2,371         $       1,092
                                                       =============         =============

Percentage of total loans........................              1.56%                  .75%

Percentage of total assets.......................              1.03%                  .47%

Other non-performing assets(3)...................      $       1,420         $       1,522

----------------------
(1) Nonaccrual status denotes loans on which accrual of interest has been ceased in accordance with the guidelines discussed previously. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.
(2) Accruing loans which are contractually past due 90 days or more during 1999 have been restated in order to be comparable to the 2000 presentation. The Bank changed its policy of calculating delinquent loans.
(3) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. The property is carried at the lower of its fair value less estimated costs of disposition or the investment balance of the related loan, whichever is lower.

     Management has identified certain loans aggregating approximately $2.5 million at December 31, 2000 (including loans identified in the above table) which it has determined require special attention due to potential weaknesses. It is management's opinion that the allowance for loan losses (see below) is adequate to absorb potential losses related to such loans. Aggressive efforts are made to continue to reduce principal, secure additional collateral and improve the overall payment status of their loans.

     During the years ended December 31, 2000 and 1999, gross interest income of $68,824 and $36,733, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. The amount of interest income included in current income for these loans was $87,362 and $23,600 for the years ended December 31, 2000 and 1999, respectively.

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

     The following table presents an allocation of the allowance for loan losses by the categories indicated and the percentage that all loans in the category bear to total loans. This allocation is used by management to qualify its evaluation of the loan portfolio. Allocations are merely estimates and are subject to revisions as conditions change.

                                                         At December 31,
                                   ------------------------------------------------------------
                                               2000                            1999
                                   -----------------------------    ---------------------------
                                                  Percent of                      Percent of
                                                 Loans in Each                  Loans in Each
                                                  Category to                    Category to
                                     Amount       Total Loans         Amount     Total Loans
                                     ------       -----------         ------     -----------
                                                     (Dollars in thousands)

Real estate loans............      $      547           80.3%       $      756          81.7%
Commercial...................             289           11.1%              189           9.8%
Other loans..................             503            8.6%              278           8.5%
                                   ----------   -------------       ----------  -------------
   Total.....................      $    1,339          100.0%       $    1,223         100.0%
                                   ==========   =============       ==========  =============

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                  Year Ended December 31,
                                            ------------------------------------
                                                   2000              1999
                                                   ----              ----
                                                  (Dollars in thousands)
Balance at beginning of period..........    $       1,223       $     1,201

Loans charged-off:
   Consumer.............................              161                28
   Mortgage.............................              308               199
                                            -------------       -----------

Total charge-offs.......................              469               227

Total recoveries........................               55                72

Net loans charged-off...................              414               155

Provision for loan losses...............              530               177
                                            -------------       -----------

Balance at end of period................    $       1,339       $     1,223
                                            =============       ===========

Ratio of net charge-offs to average
   loans outstanding during the period..             .28%              .10%
                                            =============       ===========

     For further information and for an analysis of the Bank's allowances for loan and real estate losses, see Notes 3 and 4 of Notes to Consolidated Financial Statements.

INVESTMENT ACTIVITIES

     Interest income from cash deposits and securities generally provide the second largest source of income for the Bank after interest on loans and loan servicing fees and other fees. At December 31, 2000, the Bank's interest-bearing deposits and securities portfolio of approximately $61.1 million, excluding mortgage-backed securities, consisted primarily of interest-bearing bank deposits, U.S. government and agency obligations, corporate securities, and FHLB of Atlanta stock.

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

     Securities are classified as either trading, available-for-sale-held to maturity based on management's intent and ability. See Note 1 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Bank's investment securities at the dates indicated.

                                                              At December 31,
                                                          ----------------------
                                                            2000          1999
                                                            ----          ----
                                                               (In thousands)
Securities available-for-sale:
   U.S. Government and agency securities ...........       $46,754       $47,116
   FHLB stock ......................................           975           925
   Mortgage-backed securities ......................        13,311        16,518
   Other securities ................................            29            40
                                                           -------       -------
Total ..............................................       $61,069       $64,599
                                                           =======       =======

     The following table sets forth the scheduled maturities, amortized cost, estimated fair values and weighted average yields for the Bank's securities available-for-sale at December 31, 2000.

                                          One Year Or Less        After One Through Five Years   After Five Through Ten Years
                                   ----------------------------  -----------------------------  -----------------------------
                                    Amortized       Weighted       Amortized       Weighted       Amortized       Weighted
                                       Cost      Average Yield       Cost       Average Yield       Cost        Average Yield
                                       ----      -------------       ----       -------------       ----        -------------
                                                                     (Dollars in thousands)
U.S. government and agency....     $   15,000          5.6%    $   32,000            5.7%     $       --              --%
FHLB of Atlanta stock(1)......             --           --             --             --              --              --
Other securities(2)...........             --           --             --             --              29              --
Mortgage-backed securities (3)             --           --             --             --           2,053             6.6
                                   ----------    ---------     ----------     ----------     -----------     -----------
Total.........................     $   15,000          5.6%    $   32,000            5.7%    $     2,082             6.6%
                                   ==========    =========     ==========     ==========     ===========     ===========

                                           After Ten Years                          Total
                                  ------------------------------   ---------------------------------------------
                                     Amortized       Weighted       Amortized      Estimated        Weighted
                                       Cost       Average Yield       Cost         Fair Value     Average Yield
                                       ----       -------------       ----         ----------     -------------
                                                              (Dollars in thousands)
U.S. government and agency....     $      --             --%      $    47,000      $   46,754           5.7%
FHLB of Atlanta stock(1)......           975            7.8               975             975           7.8
Other securities(2)...........            --             --                29              29            --
Mortgage-backed securities (3)        11,333            7.5            13,386          13,311           7.4
                                   ---------      ---------       -----------     -----------     ---------
Total.........................     $  12,308            7.5%      $    61,390     $    61,069           6.0%
                                   =========      =========       ===========     ===========     =========

-------------------------
(1) FHLB of Atlanta stock is an equity security. The amount of such stock held by the Bank is included under "After Ten Years" as the Bank is required to hold such stock as a FHLB of Atlanta member.
(2) Other securities includes the Bank's investment in limited partnerships, at cost, of $28,677 whose sole purpose is to hold and operate real estate. The Bank has no loans to these real estate partnerships. These investments are not readily marketable.
(3) Mortgage-backed securities are reflected in the above table based on their contractual maturity.

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

     Marketing of the Bank's savings programs takes a number of different forms. All branch offices are provided with brochures which outline the rates and features of the Bank's various accounts. The Bank already offers most of the services provided by other savings institutions. These services include consumer and commercial loans, limited lines of credit, all types of checking and deposit accounts, and IRAs.

     As of December 31, 2000, the Bank's total deposits were $187.5 million.

     The following table indicates the amount of the Bank's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                                                Certificates
        Maturity Period                                          of Deposit
        ---------------                                          ----------
                                                               (In thousands)

        Three months or less........................         $     22,501
        Over three through six months...............                7,154
        Over six through twelve months..............               10,703
        Over twelve months..........................               10,259
                                                             ------------
          Total.....................................         $     50,617
                                                             ============

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                                        Year Ended December 31,
                                                      -------------------------------------------------------------
                                                                  2000                            1999
                                                      -----------------------------    ----------------------------
                                                          Average        Average          Average        Average
                                                         Deposits         Rate            Deposits        Rate
                                                         --------         ----            --------        ----
                                                                         (Dollars in thousands)
Non-interest bearing demand deposits............      $      7,238          --%        $      7,526         --%
Interest bearing demand deposits................            24,828         2.5               26,015        2.8
Savings deposits................................            14,639         2.5               15,436        2.6
Time deposits...................................           141,245         5.8              144,354        5.3
                                                      ------------     -------         ------------    -------
   Total deposits...............................      $    187,950         4.9%        $    193,331        4.6%
                                                      ============     =======         ============    =======

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

                                                                                            At or for the
                                                                                       Year Ended December 31,
                                                                                    -------------------------------
                                                                                        2000             1999
                                                                                        ----             ----
                                                                                             (Dollars in thousands)
   Amounts outstanding at end of period.....................................      $17,250,000             $18,500,000

   Weighted  average rate paid at period end................................             6.88%                  6.04%

   Maximum amount of borrowings outstanding at any month end................      $22,250,000             $19,500,000

   Approximate average amount outstanding for period........................      $17,690,000             $ 3,550,000

   Approximate weighted average rate paid during period (1).................             6.57%                  6.09%

---------------------
(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

     For further information on the Bank's borrowings, see Notes to Consolidated Financial Statements.

SELECTED FINANCIAL RATIOS

     The following table sets forth selected financial ratios of the Bank for the periods indicated:

                                                        Year Ended December 31,
                                                  -----------------------------
                                                       2000              1999
                                                       ----              ----

Return on Assets (Net Income Divided By
Average Total Assets) ......................              0.8%             0.8%
Return on Equity (Net Income Divided By
   Average Equity)..........................             10.6%             9.4%
Equity-to-Assets Ratio (Average Equity
   Divided By Average Total Assets).........              8.0%             8.0%
Dividend Payout Ratio (Dividends
   Declared Per Share Divided By Net
   Income Per Share)........................             40.8%            42.7%

LIQUIDITY AND RATE SENSITIVITY

     The following table sets forth the maturity distribution of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 2000, the Bank's interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities) and the Bank's cumulative interest rate sensitivity gap.

                                                         Over One         Over Five
                                         One Year         Through          Through           Over
                                         or Less        Five Years        Ten Years       Ten Years         Total
                                         -------        ----------        ---------       ---------         -----
                                                                      (In thousands)
Interest-Earning Assets: (1)
   Loans.......................       $     44,825    $     55,252     $     11,021     $    42,260     $   153,358
   Securities..................             14,938          31,816            2,068          12,247          61,069
Other assets...................              1,136              --               --              --           1,136
                                      ------------    ------------     ------------     -----------     -----------
     Total.....................       $     60,899    $     87,068     $     13,089     $    54,507     $   215,563
                                      ============    ============     ============     ===========     ===========

Interest-Bearing Liabilities:(2)
   Deposits....................       $    152,284    $     35,172     $         15     $        --     $   187,471
   Borrowings..................             17,400             725            1,285           1,090          20,500
                                      ------------    ------------     ------------     -----------     -----------
     Total.....................       $    169,684    $     35,897     $      1,300     $     1,090     $   207,971
                                      ============    ============     ============     ===========     ===========

Interest Sensitivity Gap.......       $   (108,785)   $     51,171     $     11,789     $    53,417     $     7,592
                                      =============   ============     ============     ===========     ===========
Cumulative Interest Sensitivity
   Gap.........................       $   (108,785)   $    (57,614)    $    (45,825)    $     7,592     $    15,184
                                      =============   =============    =============    ===========     ===========

--------------------
(1) Fixed-rate loans are distributed based on their contractual maturity adjusted for projected or anticipated prepayments, and variable rate loans are distributed based on the interest rate reset date and contractual maturity adjusted for prepayments. Loan run-off and repricing assumes a constant prepayment rate based on coupon rate and maturity.
(2) Passbook savings and demand deposits are presented in the earliest repricing period since amounts in these accounts are subject to withdrawal on demand. Savings certificates are distributed assuming no withdrawal prior to maturity.

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

                                                     Year ended December                     Year Ended December 31,
                                                         1999 vs. 2000                            1998 vs. 1999
                                              ---------------------------------       ------------------------------------
                                                   Increase (Decrease)                       Increase (Decrease)
                                                   -------------------                       -------------------
                                              Volume         Rate         Total         Volume         Rate         Total
                                              ------         ----         -----         ------         ----         -----
                                                                            (In thousands)
Interest Income:
Loans ....................................    $ 1,324       $   530      $ 1,854       $    27       $  (203)      $  (176)
Securities ...............................        (61)          100           39         1,237          (194)        1,043
Other interest-earning assets ............       (413)          195         (218)         (572)          (86)         (658)
                                              -------       -------      -------       -------       -------       -------
Total interest earning assets ............    $   850       $   825      $ 1,675       $   692       $  (483)      $   209
                                              =======       =======      =======       =======       =======       =======
Interest Expense:
Deposits .................................    $  (235)      $   627      $   392       $   400       $  (617)      $  (217)
Borrowed Funds ...........................        897            45          942           200             2           202
                                              -------       -------      -------       -------       -------       -------
Total interest-bearing liabilities .......    $   662       $   672      $ 1,334       $   600       $  (615)      $   (15)
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

     Financial Modernization Legislation. In 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") was signed into law. The GLB Act includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to engage in a wider range of nonbanking activities, including securities underwriting and general insurance activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

     National banks and state banks with the requisite investment authority are also authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries).

     The GLB Act also adopts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks.

     At this time, the Holding Company has not determined whether it will become a financial holding company in order to utilize the expanded powers offered by the GLB Act. To date, the GLB Act's financial subsidiary provisions and consumer protections have not had a material impact on its operations.

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

     The FDIC has adopted a risk-based insurance assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessment rates for SAIF-member institutions like the Bank depend on the capital category and supervisory category to which they are assigned.

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

     The FDI Act requires the federal banking agencies to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards pursuant to the statute. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information
systems;  internal  audit  system;  credit  underwriting;   loan  documentation;
interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act.

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

     The FDIC has issued final regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. Under such regulations, a "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions under the FDIC prompt corrective action regulation. As of December 31, 2000, the Bank was categorized as "well-capitalized" by the FDIC.

     See Item 6, "Management's Discussion and Analysis or Plan of Operation," and Notes to Consolidated Financial Statements contained in the Holding Company's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13) which is incorporated herein by reference.

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

EMPLOYEES

     As of December 31, 2000, the Holding Company and the Bank had 89 full-time and 17 part-time employees.

     The employees are not represented by a collective bargaining agreement. The Holding Company and the Bank believe their employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position                    Business Experience
----------------------                    -------------------

Robert B. Nolen, Jr., 42 -                Mr. Nolen joined the Bank in 1987 as First Vice
   President of the Holding               President, Chief Financial Officer and Treasurer.
   Company and the Bank                   Effective July 1, 1994, Mr. Nolen was appointed
                                          President and Chief Executive Officer of the Bank.
                                          As President of each of the Holding Company and
                                          Bank, Mr. Nolen is responsible for ensuring that
                                          the overall operations of the Holding Company and
                                          the Bank are carried out in accordance with the policies
                                          and procedures of the Board of Directors.

Mary Jo Gunter, 48 -                      Ms. Gunter joined the Bank in September 1976 and
   Vice President of the                  has served in various lending related positions within
   Holding Company and Senior             the Bank.  She is responsible for branch operations,
   Vice President - Banking Services      personnel, loan servicing and other customer service
   of the Bank.                           areas.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Holding Company's principal executive offices and the Bank's main office are located at 1811 Second Avenue, Jasper, Alabama. At December 31, 2000, the Bank maintained six branches in Jasper, Haleyville, Sumiton, Vestavia and Trussville, Alabama. The Haleyville branch is leased. The Bank also leases an administrative office in Jasper, Alabama, which is currently subleased to another financial institution.

     For further information on the Bank's lease commitments, see Notes to Consolidated Financial Statements.

     The total net book value of the Bank's investment in premises and equipment was $6,400,000 at December 31, 2000. See Notes to Consolidated Financial Statements for further information.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company and the Bank are parties to litigation and claims arising in the normal course of business Management, after consultation with legal council, believes that the liabilities, if any, arising from such litigation and calins will not be material to the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Holding Company through a solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The information contained under the section captioned "Market Price and Dividend Information" in the Holding Company's Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13), is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report to Stockholders for the year ended December 31, 2000 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The financial statements contained in the Annual Report to Stockholders for the year ended December 31, 1999 (Exhibit No. 13) are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

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

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
------------------------------------------------

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

                    13 Annual Report to Stockholders for the year ended December 31, 2000. Except for the portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed "filed" as part of this Report.

                    22   Subsidiaries

                    23   Consent of Independent Accountants

         (b)      Not applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PINNACLE BANCSHARES, INC.


Date:  March 30, 2001                By:    /s/ Robert B. Nolen, Jr.
                                            -----------------------------------
                                            Robert B. Nolen, Jr., President
                                            (Duly Authorized Representative)

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Robert B. Nolen, Jr.                               By:
       -------------------------------------                         -------------------------------------
       Robert B. Nolen, Jr.                                          James W. Cannon
       President and Chief Executive Officer                         Director
       (Principal Executive Officer, Principal                Date:
       Financial Officer and Principal Accounting
       Officer)                                               By:    /s/ Max W. Perdue
                                                                     -------------------------------------
Date:  March 30, 2001                                                Max W. Perdue
                                                                     Director
By:    /s/ Albert H. Simmons                                  Date:  March 30, 2001
       -------------------------------------
       Albert H. Simmons
       Chairman of the Board                                  By:    /s/ Greg Batchelor
                                                                     -------------------------------------
Date:  March 30, 2001                                                Greg Batchelor
                                                                     Director
By:    /s/ O. H. Brown                                        Date:  March 30, 2001
       -------------------------------------
       O. H. Brown
       Director                                               By:    /s/ Melvin R. Kacharos
                                                                     -------------------------------------
Date:  March 30, 2001                                                Melvin R. Kacharos
                                                                     Director
By:    /s/ Sam W. Murphy                                      Date:  March 30, 2001
       -------------------------------------
       Sam W. Murphy
       Director
Date:  March 30, 2001

By:    /s/ J. T. Waggoner
       -------------------------------------
       J. T. Waggoner
       Director
Date:  March 30, 2001