Form 10QSB
period 2001-03-31
PINNACLE BANCSHARES INC
filed 2001-05-15
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,775,384

         Transitional Small Business Disclosure Format (check one):
Yes [X] No [ ]

                                     PART I
                              FINANCIAL INFORMATION

                                                                                 PAGE
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Condition at March 31, 2001
(Unaudited) and December 31, 2000                                                  3

Condensed Consolidated Statements of Financial Operations for the three months
ended March 2001 and 2000 (unaudited)                                              4

Condensed Consolidated Statements of Stockholders Equity for the three months
ended March 31, 2001 and 2000 (Unaudited)                                          5

Condensed Consolidated Statements of Cash Flows for the three
ended March 31, 2001 and 2000 (Unaudited)                                          6

Notes to Unaudited Condensed Consolidated Financial Statements                     7

The Condensed Consolidated Financial Statements furnished have not been audited by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial condition and the results for the periods presented

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                  9

Signatures                                                                        11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PINNACLE BANCSHARES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   March 31,       December 31,
                                                                                     2001             2000
                                                                                -------------    -------------
ASSETS:
    Cash on hand and in banks                                                   $   3,946,909    $   3,480,036
    Interest-bearing deposits in other banks                                        3,320,901        1,135,957
    Securities available-for-sale                                                  55,901,108       61,068,531
    Loans held for sale                                                             2,348,356        1,337,032
    Loans receivable, net of allowance for loan losses
       of $1,323,788 and $1,338,631 respectively                                  143,193,848      152,020,585
    Real estate owned, net                                                          1,177,597        1,420,143
    Premises and equipment, net                                                     6,338,639        6,463,478
    Goodwill                                                                          337,138          347,355
    Accrued interest receivable                                                     1,800,951        2,331,537
    Other assets                                                                      497,542          664,373
                                                                                -------------    -------------
              Total assets                                                      $ 218,862,989    $ 230,269,027
                                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits                                                                    $ 192,065,088    $ 187,470,754
    Borrowed funds                                                                  3,100,000       20,500,000
    Official checks outstanding                                                     1,721,072          964,038
    Accrued interest payable                                                        1,310,079        1,431,604
    Other liabilities                                                                 938,242          672,306
                                                                                -------------    -------------
                                                                                  199,134,481      211,038,702
                                                                                -------------    -------------
STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share, no shares issued,
       100,000 authorized                                                                   0                0
    Common stock, par value $.01 per share, 1,775,384 issued, 2,400,000
       authorized                                                                      17,921           17,921
    Additional paid-in capital                                                      8,131,746        8,131,746
    Treasury stock, at cost (16,702 shares at March 31, 2001 and
       December 31, 2000)                                                            (128,075)        (128,075)
    Retained earnings                                                              11,593,500       11,440,810
    Accumulated other comprehensive income (loss), net of tax                         113,416         (232,077)
                                                                                -------------    -------------
    Total stockholders' equity                                                     19,728,508       19,230,325
                                                                                -------------    -------------
              Total liabilities and stockholders' equity                        $ 218,862,989    $ 230,269,027
                                                                                =============    =============



See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS

                                                 Three Months Ended
                                                      March 31,
                                              ------------------------
                                                 2001          2000
                                              ----------   -----------
INTEREST REVENUES:
  Interest on loans                           $3,393,848   $ 3,323,770
  Interest and dividends on securities           786,533       973,826
  Other interest                                 126,571        28,525
                                              ----------   -----------
                                               4,306,952     4,326,121
INTEREST EXPENSE:
  Interest on deposits                         2,415,105     2,185,304
  Interest on borrowed funds                     230,992       334,069
                                              ----------   -----------
                                               2,646,097     2,519,373
                                              ----------   -----------
NET INTEREST INCOME BEFORE PROVISION FOR
    LOAN LOSSES                                1,660,855     1,806,748
PROVISION FOR LOAN LOSSES                        120,000       120,000
                                              ----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                1,540,855     1,686,748
                                              ----------   -----------
NON-INTEREST INCOME:
  Fees and service charges                       185,561       161,549
  Service fee income, net                         40,773        44,547
  Real estate operations, net                     35,329        13,866
  Net gain (loss) on sale or write-down of:
     Loans held for sale                         147,038        70,242
     Securities available-for-sale                60,313             0
     Real estate owned                             4,389        (2,333)
                                              ----------   -----------
                                                 473,403       287,871
                                              ----------   -----------
NON-INTEREST EXPENSE:
Compensation and benefits                        739,596       709,840
Occupancy                                        318,985       284,957
Marketing and professional                        34,751        37,670
Other                                            389,156       231,098
                                              ----------   -----------
                                               1,482,488     1,263,565
                                              ----------   -----------

INCOME BEFORE INCOME TAX EXPENSE                 531,770       711,054

INCOME TAX EXPENSE                               201,542       267,962
                                              ----------   -----------
NET INCOME                                    $  330,228   $   443,092
                                              ==========   ===========
BASIC EARNINGS PER SHARE                      $     0.19   $      0.25
DILUTED EARNINGS PER SHARE                    $     0.19   $      0.25
CASH DIVIDENDS PER SHARE                      $     0.10   $      0.10
WEIGHTED AVERAGE SHARES OUTSTANDING            1,775,384     1,792,086
WEIGHTED AVERAGE DILUTED SHARES                1,775,384     1,792,086

See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                                  ACCUMULATED
                                            COMMON STOCK     ADDITIONAL                              OTHER         TOTAL
                                         ------------------   PAID-IN    TREASURY     RETAINED   COMPREHENSIVE  STOCKHOLDERS'
                                          SHARES    AMOUNT    CAPITAL     STOCK       EARNINGS     GAIN (LOSS)     EQUITY
                                         ---------  -------  ----------  ---------   ------------   ---------   ------------
BALANCE, December 31, 1999               1,792,086  $17,921  $8,131,746  $       0   $ 10,414,858   $(715,763)  $ 17,848,762
    Comprehensive Income:
    Net Income                                   0        0           0          0        443,092           0        443,092
    Change in unrealized gain (loss) on
         securities available-for-sale,
         net of tax                              0        0           0          0              0    (232,255)      (232,255)
                                                                                                                ------------
    Comprehensive Income                         0        0           0          0              0           0        210,837
    Cash dividends ($.10 per share)              0        0           0          0       (179,200)          0       (179,200)
                                         ---------  -------  ----------  ---------   ------------   ---------   ------------
BALANCE, March 31, 2000                  1,792,086   17,921   8,131,746          0     10,678,750    (948,018)    17,880,399
                                         =========  =======  ==========  =========   ============   =========   ============

BALANCE, December 31, 2000               1,775,384   17,921   8,131,746   (128,075)    11,440,810    (232,077)    19,230,325
                                         =========  =======  ==========  =========   ============   =========   ============
    Comprehensive Income:
    Net Income                                   0        0           0          0        330,228           0        330,228
    Change in unrealized gain (loss) on
         securities available-for-sale,
         net of tax                              0        0           0          0              0     345,493        345,493
                                                                                                                ------------
       Comprehensive Income                                                                                          675,721
    Cash dividends ($.10 per share)              0        0           0          0       (177,538)          0       (177,538)
                                         ---------  -------  ----------  ---------   ------------   ---------   ------------
BALANCE, March 31, 2001                  1,775,384  $17,921  $8,131,746  $(128,075)  $ 11,593,500   $ 113,416   $ 19,728,508
                                         =========  =======  ==========  =========   ============   =========   ============


See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC,
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       ----------------------------
                                                                                           2001            2000
                                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                         $    330,228    $    443,092
    Adjustment to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation                                                                         146,662         147,762
       Provision for loan losses                                                            120,000         120,000
       Net (gain) loss on sale and write down  of:
          Loans held for sale                                                              (147,038)        (70,242)
          Securities available-for-sale                                                     (60,313)              0
          Real estate owned                                                                  (4,389)          2,333
       Amortization, net                                                                    (88,218)        (99,137)
    Proceeds from sale of loans                                                          12,930,775       7,863,042
    Loans originated for sale                                                           (13,795,061)     (9,045,378)
    (Increase) decrease in accrued interest receivable                                      530,586         112,710
    (Increase) decrease in  other assets                                                    177,048         240,568
    Increase (decrease) in other liabilities                                                (90,756)         22,636
                                                                                       ------------    ------------
              Net cash provided by (used in) operating activities                            49,524        (262,614)
                                                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal collected on loans and securities                                          24,877,424      20,749,194
    Loans originated for portfolio                                                      (15,448,074)    (20,581,702)
    Net change in interest bearing deposits at other banks                               (2,184,944)        784,230
    Purchase of securities available-for-sale                                           (13,000,000)        (50,000)
    Proceeds from callable securities                                                    15,000,000               0
    Proceeds from the sale of securities available-for-sale                               3,060,313               0
    Purchase of premises and equipment                                                      (21,823)        (39,596)
    Proceeds from sales of real estate owned                                                360,623         108,075
                                                                                       ------------    ------------
              Net cash provided by investing activities                                  12,643,519         970,201
                                                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in passbook, NOW and money market deposit accounts            2,595,997         164,063
    Proceeds from sales of time deposits                                                  7,042,075       6,749,836
    Payments on maturing time deposits                                                   (5,043,738)     (7,937,636)
    Payments on borrowed funds                                                          (17,400,000)    (14,840,000)
    Proceeds from borrowed funds                                                                  0      13,703,060
    Increase (decrease) in official checks outstanding                                      757,034         (80,554)
    Payments of cash dividends                                                             (177,538)       (179,200)
                                                                                       ------------    ------------
              Net cash used in financing activities                                     (12,226,170)     (2,420,431)
                                                                                       ------------    ------------
NET DECREASE IN CASH                                                                        466,873      (1,712,844)

CASH AT BEGINNING OF PERIOD                                                               3,480,036       5,289,619
                                                                                       ------------    ------------
CASH AT END OF PERIOD                                                                  $  3,946,909    $  3,576,775
                                                                                       ============    ============
SUPPLEMENTAL DISCLOSURES:
    Cash payments for interest on deposits and borrowed funds                          $  2,767,622       2,296,801
    Cash payments for income taxes                                                          281,000         246,000
    Other real estate acquired through foreclosure                                          113,688         768,710



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

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company's audited financial statements.

2.       EARNINGS PER SHARE:

The following table represents the earnings per share calculations for the three-month periods ended March 31, 2001, and 2000:

                                                                  PER
                                                                 SHARE
        FOR THE THREE MONTHS ENDED       NET INCOME   SHARES     AMOUNT
        --------------------------       ----------   ------     ------
         MARCH 31, 2001
             Basic earnings per share     $330,228   1,775,384   $   0.19
             Dilutive securities                --          --      --
                                          --------   ---------   --------
             Diluted earnings per share   $330,228   1,775,384   $   0.19
                                          ========   =========   ========

         MARCH 31, 2000
             Basic earnings per share     $443,092   1,792,086   $   0.25
             Dilutive securities                --          --
                                          --------   ---------   --------
             Diluted earnings per share   $443,092   1,792,086   $   0.25
                                          ========   =========   ========

Options to purchase 48,500 shares of common stock at $10.125 per share and options to purchase 54,560 shares of common stock at $8.8125 per share were outstanding at the periods ending March 31, 2001 and 2000. These options were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on August 28, 2006 and May 26, 2009, were outstanding at March 31, 2001 and 2000.

3.       PENDING ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for changes in fair value of derivatives will depend on their designation. In June 1999, the FASB issued SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities- A Deferral of the Effective Date of FASB Statement No. 133. This Statement amends the effective date of SFAS No. 133, which will now be effective for all fiscal quarters of all fiscal years beginning June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment to FASB Statement No. 133. This Statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS133 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities.

The Bank uses derivatives to hedge interest rate exposures by mitigating the interest rate risk of mortgage loans held for sale and mortgage loans in process. The Bank regularly enters into derivative financial instruments in the form of forward contracts, as part of its normal asset/liability management strategies. The Bank's obligations under forward contracts consist of "best effort" commitments to deliver mortgage loans originated into the secondary market at a future date. In addition, the FASB's Derivatives Implementation Group ("DIG") recently announced that interest rate lock commitments related to loans that are originated for later sale are to be classified as derivatives. In the normal course of business, the Bank regularly extends these rate lock commitments to customers during the loan origination process.

On January 1, 2001, the Bank adopted SFAS No. 133, as amended. Management completed its assessment of the impact of this Statement on the Bank's financial position and results of operations and such impact is immaterial.

In September 2000, the FASB issued SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No.125. This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, the Statement is currently effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral.

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

COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 2001 AND DECEMBER 31, 2000. Total assets decreased $11.4 million, to $218.9 million at March 31, 2001 from $230.3 million at December 31, 2000. Total loans receivable, net decreased approximately $8.8 million primarily due to refinancing activities and principal repayments. Available-for-sale securities decreased approximately $5.2 million due to calls and sales. During the three month period ended March 31, 2001, the Bank had $15.0 million in agency securities called. The Bank purchased $13.0 million in agency securities. Also during the period ended March 31, 2001 the Bank sold $3.0 million in agency securities. Gross gains of $60,313 were realized on these sales. Total cash and interest bearing deposits increased approximately $ 2.7 million.

At March 31, 2001, the Company's investment portfolio of $55.9 million consisted primarily of U. S. agency securities and mortgage-backed-securities. The entire investment portfolio is classified as "available-for-sale," which is marked-to-market with the unrealized gains/losses reflected directly in the stockholders' equity.

During the three month period ended March 31, 2001, the Company paid down $17.4 million of borrowed funds, to $3.1 million at March 31, 2001 from $20.5 million at December 31, 2000.

Total deposits increased $4.6 million, to $192.1 million at March 31, 2001 from $187.5 million at December 31, 2000. This increase was primarily due to an increase in the passbook, NOW and money market deposit accounts of $2.6 million and an increase in time deposits of $2.0 million.

RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000. Net interest income after the provision for loan losses decreased $145,893 or 8.65% for the three-month period March 31, 2001, as compared to the corresponding period in the previous year. This decrease was primarily due to a decrease in interest and dividends on securities-available-for-sale of $187,293, an increase in interest expense on deposits of $229,801 offset by a decrease in interest on borrowed funds of $103,077, an increase in interest on loans of $70,078, and an increase in other interest of $98,046.

If rates were to rise rapidly, net income may be adversely affected. Under a scenario simulating a hypothetical 100 basis point rate increase applied to all fixed rate interest-earning assets and interest-bearing liabilities, the Company would expect a net loss in the fair value of the underlying instruments of approximately $830,000. This hypothetical loss is not a precise indicator of future events. Instead, it is believed to be a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

The Bank's yield on interest-earning assets increased from approximately 8.05% in the three-month period ended March 31, 2000 to approximately 8.09% in the current three-month period. This increase was due to an increase in interest rates. The Bank's cost of funds increased from 4.94% at March 31, 2000 to 5.10% in the current three month period. This increase was also due to an increase in interest rates.

Non-interest income, which includes fees and service charges, real estate operations, net gain (loss) on sale of loans and other income, increased $185,532 in the three-month period ended March 31, 2001 as compared to the corresponding prior year period. The increase in the three-month period ended March 31, 2001, was due primarily to an increase in the gain on sale of mortgage loans of $76,796, a gain on the sale of securities available-for-sale of $60,313, an increase in fees and service charges of $24,012, an increase in real estate operations, net of $21,463 and an increase in all other non-interest income of $2,948.

Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates, which take into account historical experience, the amount of non-performing assets, and general economic conditions. The Bank determined an additional $120,000 was required for the three month period ended March 31, 2001, which is consistent with the same period a year ago.

Non-interest expense increased $218,923 in the three month period ended March 31, 2001 as compared to the corresponding prior year period. The increase in the three month period ended March 31, 2001 was primarily due to an increase in compensation expense of $29,756, an increase in occupancy expense of $34,028, and an increase in all other non-interest expense of $155,139. The increase in non-interest expense was primarily a result of $170,000 in prepayment penalties on Federal Home Loan Bank advances.

NET INCOME: The Company reported net income for the three month period ended March 31, 2001 of $330,228, or $0.19 per share, compared with net income of $443,092, or $0.25 per share, for the three- month period ended March 31, 2000. The decrease in the three month period ended March 31, 2001 was primarily attributable to an increase in non-interest expense which was the result of $170,000 in prepayment penalties on Federal Home Loan Bank advances totaling $16,500,000. The advances would have matured in July, November and December of 2001. The Company also incurred a $127,000 increase in interest expense. These increases exceeded a $186,000 increase in non-interest income.

CAPITAL RESOURCES: Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Bank's principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the Federal Home Bank of Atlanta and other borrowing sources. At March 31, 2001, the Bank's total loan commitments, including construction loans in process and unused lines of credit, were approximately $19.2 million. Management believes that the Bank's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At March 31, 2001 the Company and the Bank exceeded all regulatory capital requirements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PINNACLE BANCSHARES, INC



DATE:   May 14, 2001                BY:/s/ Robert B. Nolen Jr.
     ----------------                  -----------------------------------------
                                       Robert B. Nolen, Jr.
                                       President and Chief Executive Officer
                                       (Principal Executive Officer and
                                       Principal Financial Officer)



                                    BY: /s/ Marie Guthrie
                                        ----------------------------------------
                                        Marie Guthrie
                                        Treasurer
                                        (Principal Accounting Officer)