Form 10KSB40/A
period 2000-12-31
PINNACLE BANCSHARES INC
filed 2001-05-17
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                          ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number                    1-12707
                       --------------------------------------------

                            PINNACLE BANCSHARES, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

             Delaware                                   72-1370314
-----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

  1811 Second Avenue, Jasper, Alabama                   35502-1388
----------------------------------------     -----------------------------------
(Address of principal executive offices)                (Zip Code)

         Issuer's telephone number, including area code: (205) 221-4111.

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
             Title of Each Class                          on Which Registered
-----------------------------------------             --------------------------
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


                                    PINNACLE BANCSHARES, INC.



Date:  May 14, 2001                 By: /s/ Robert B. Nolen, Jr.
                                        ----------------------------------------
                                        Robert B. Nolen, Jr., President
                                        (Duly Authorized Representative)