Form 10QSB
period 2001-06-30
PINNACLE BANCSHARES INC
filed 2001-08-13
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to
                               ------------    --------------

Commission file number 1-12707

                            Pinnacle Bancshares, Inc.
                            -------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


              Delaware                                       72-1370314
           --------------                                    ----------
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

Yes   [X]         No   [ ]

                                     PART I
                              FINANCIAL INFORMATION


                                                                                            PAGE
ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Condition at June 30, 2001
(Unaudited) and December 31, 2000.                                                           3

Condensed Consolidated Statements of Financial Operations for the three months ended June 30, 2001 and 2000 and for the six months ended
June 30, 2001 and 2000 (unaudited).                                                          4

Condensed Consolidated Statements of Stockholders Equity for the six
months ended  June 30, 2001 and 2000 (Unaudited).                                            5

Condensed Consolidated Statements of Cash Flows for the six months
ended June 30, 2001 and 2000 (Unaudited).                                                    6

Notes to Unaudited Condensed Consolidated Financial Statements.                              7

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PINNACLE BANCSHARES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                 June 30,             December 31,
                                                                                  2001                    2000
                                                                              -------------           -------------
ASSETS:
    Cash on hand and in banks                                                 $   3,943,873           $   3,480,036
    Interest-bearing deposits in other banks                                      2,388,743               1,135,957
    Securities available-for-sale                                                57,859,779              61,068,531
    Loans held for sale                                                           2,765,293               1,337,032
    Loans receivable, net of allowance for loan losses
       of $1,817,175 and $1,338,631, respectively                               141,987,145             152,020,585
    Real estate owned, net                                                        1,494,988               1,420,143
    Premises and equipment, net                                                   6,238,720               6,463,478
    Goodwill                                                                        326,922                 347,355
    Bank owned life insurance                                                     3,819,659                       0
    Accrued interest receivable                                                   1,803,491               2,331,537
    Other assets                                                                    550,221                 664,373
                                                                              -------------           -------------
              Total assets                                                    $ 223,178,834           $ 230,269,027
                                                                              =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Deposits                                                                  $ 190,041,530           $ 187,470,754
    Borrowed funds                                                                9,800,000              20,500,000
    Official checks outstanding                                                   1,554,921                 964,038
    Accrued interest payable                                                      1,321,503               1,431,604
    Other liabilities                                                               806,393                 672,306
                                                                              -------------           -------------
                                                                                203,524,347             211,038,702
                                                                              -------------           -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share, no shares issued,
       100,000 authorized                                                                 0                       0
    Common stock, par value $.01 per share, 1,792,086 shares issued,
       2,400,000 shares authorized                                                   17,921                  17,921
    Additional paid-in capital                                                    8,131,746               8,131,746
    Treasury stock, at cost (16,702 shares at June 30, 2001 and                    (128,075)               (128,075)
        December 31, 2000)
    Retained earnings                                                            11,521,532              11,440,810
    Accumulated other comprehensive income (loss), net of tax                       111,363                (232,077)
                                                                              -------------           -------------
    Total stockholders' equity                                                   19,654,487              19,230,325
                                                                              -------------           -------------
              Total liabilities and stockholders' equity                      $ 223,178,834           $ 230,269,027
                                                                              =============           =============

See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                            --------                          --------
                                                     2001              2000              2001              2000
                                                 -----------       -----------       -----------       -----------
INTEREST REVENUES:
  Interest on loans                              $ 3,145,662       $ 3,383,124       $ 6,539,510       $ 6,706,894
  Interest and dividends on securities               844,470           978,631         1,631,004         1,952,456
  Other interest                                      28,684            28,210           155,254            56,736
                                                 -----------       -----------       -----------       -----------
                                                   4,018,816         4,389,965         8,325,768         8,716,086
INTEREST EXPENSE:
  Interest on deposits                             2,320,750         2,263,194         4,735,856         4,448,498
  Interest on borrowed funds                          62,034           326,896           293,026           660,966
                                                 -----------       -----------       -----------       -----------
                                                   2,382,784         2,590,090         5,028,882         5,109,464
                                                 -----------       -----------       -----------       -----------
NET INTEREST INCOME BEFORE PROVISION FOR
    LOAN LOSSES                                    1,636,032         1,799,875         3,296,886         3,606,622
PROVISION FOR LOAN LOSSES                            670,000           120,000           790,000           240,000
                                                 -----------       -----------       -----------       -----------

NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                      966,032         1,679,875         2,506,886         3,366,622
NON-INTEREST INCOME:
  Fees and service charges                           210,757           196,577           396,317           358,126
  Service fee income, net                             40,096            43,220            80,869            87,766
  Bank owned life insurance                            5,157                 0             5,157                 0
  Real estate operations, net                         34,151            10,370            69,480            24,236
  Net gain (loss) on sale or write-down of:
     Loans held for sale                             164,757           102,164           311,796           172,406
     Investments                                           0                 0            60,313                 0
     Assets                                            2,938                 0             2,938                 0
     Real estate owned                                (8,536)           (3,220)           (4,148)           (5,552)
                                                 -----------       -----------       -----------       -----------
                                                     449,320           349,111           922,722           636,982
                                                 -----------       -----------       -----------       -----------
NON-INTEREST EXPENSE:
Compensation and benefits                            749,238           701,544         1,488,834         1,411,384
Occupancy                                            300,380           313,987           619,365           598,944
Marketing and professional                            46,281            34,626            81,032            72,296
Other                                                231,250           234,238           620,404           465,334
                                                 -----------       -----------       -----------       -----------
                                                   1,327,149         1,284,395         2,809,635         2,547,958
                                                 -----------       -----------       -----------       -----------
INCOME BEFORE INCOME TAX EXPENSE                      88,203           744,591           619,973         1,455,646

INCOME TAX (BENEFIT) PROVISION                       (17,368)          281,271           184,174           549,233
                                                 -----------       -----------       -----------       -----------
NET INCOME                                       $   105,571       $   463,320       $   435,799       $   906,413
                                                 ===========       ===========       ===========       ===========
BASIC EARNINGS PER SHARE                         $      0.06       $      0.26       $      0.25       $      0.51
DILUTED EARNINGS PER SHARE                       $      0.06       $      0.26       $      0.25       $      0.51
CASH DIVIDENDS PER SHARE                         $      0.10       $      0.10       $      0.10       $      0.10
WEIGHTED AVERAGE SHARES OUTSTANDING                1,775,384         1,792,086         1,775,384         1,792,086
WEIGHTED AVERAGE DILUTED SHARES                    1,775,384         1,792,086         1,775,384         1,792,086

See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001


                                                                                                   Accumulated
                                                       Additional                                     Other           Total
                                   Common Stock         Paid-in       Treasury       Retained     Comprehensive   Stockholders'
                                Shares      Amount      Capital        Stock         Earnings      Gain (Loss)       Equity
                               ---------    -------    ----------    ---------     ------------   -------------   -------------
BALANCE, December 31, 1999     1,792,086    $17,921    $8,131,746    $       0     $ 10,414,858     $(715,763)    $ 17,848,762
                                                                                                                  ------------
  Comprehensive Income:
  Net income                           0          0             0                       906,413             0          906,413
  Change in unrealized gain
    (loss) on securities
    available-for-sale,
    net of tax                         0          0             0                             0      (183,328)        (183,328)
                                                                                                                  ------------
  Comprehensive Income                                                                                                 723,085
  Cash dividends declared
    ($.20 per share)                   0          0             0                      (358,402)            0         (358,402)
                               ---------    -------    ----------    ---------     ------------     ---------     ------------
BALANCE, June 30, 2000         1,792,086    $17,921    $8,131,746    $       0     $ 10,962,869     $(899,091)    $ 18,213,445
                               =========    =======    ==========    =========     ============     =========     ============

BALANCE, December 31, 2000     1,775,384    $17,921    $8,131,746    $(128,075)    $ 11,440,810     $(232,077)    $ 19,230,325
                                                                                                                  ------------
  Comprehensive Income:
  Net income                           0          0             0            0          435,799             0          435,799

  Change in unrealized gain
    (loss) on securities
    available-for-sale,
    net of tax                         0          0             0            0                0       343,440          343,440
                                                                                                                  ------------
  Comprehensive Income
                                                                                                                       779,239
  Cash dividends declared
    ($.20 per share)                   0          0             0            0         (355,077)            0         (355,077)
                               ---------    -------    ----------    ---------     ------------     ---------     ------------
BALANCE, June 30, 2001         1,775,384    $17,921    $8,131,746    $(128,075)    $ 11,521,532     $ 111,363     $ 19,654,487
                               =========    =======    ==========    =========     ============     =========     ============


See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC,
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             FOR THE SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                                    --------
                                                                            2001                 2000
                                                                        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $    435,799         $    906,413
   Adjustment to reconcile net income to net cash
      provided by (used in) operating
      activities:
      Depreciation                                                           290,103              296,371
      Provision for loan losses                                              790,000              240,000
      Amortization, net                                                     (166,136)            (200,743)
      Gain on Bank owned life insurance                                       (5,157)                   0
   Net (gain) loss on sale and write down of:
         Loans held for sale                                                (311,796)            (172,406)
         Securities available for sale                                       (60,313)                   0
         Assets                                                               (2,938)                   0
         Real estate owned                                                     4,148                5,552
   Proceeds from sale of loans                                            27,130,419           17,465,004
   Loans originated for sale                                             (28,246,884)         (18,723,666)
   (Increase) decrease in accrued interest receivable                        528,046              (86,468)
   (Increase) decrease in other assets                                       134,584               62,813
   Increase (decrease) in other liabilities                                 (210,449)             178,187
                                                                        ------------         ------------
             Net cash provided by (used in) operating activities             309,426              (28,943)
                                                                        ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal collected on loans and securities                            49,941,252           45,685,901
   Loans originated for portfolio                                        (39,406,384)         (45,805,716)
   Net change in interest bearing deposits at other banks                 (1,252,786)             943,167
   Purchase of Bank owned life insurance                                  (3,814,502)                   0
   Purchase of securities available-for-sale                             (28,000,000)             (50,000)
   Proceeds from maturing and callable securities                         27,000,000                    0
   Proceeds from the sale of securities available-for-sale                 3,060,313               12,017
   Purchase of premises and equipment                                        (67,907)             (65,620)
   Sales of premises and equipment                                             5,500                    0
   Proceeds from sales of real estate owned                                  582,343              559,963
                                                                        ------------         ------------
             Net cash provided by investing activities                     8,047,829            1,279,712
                                                                        ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in passbook, NOW and money market
     deposit accounts                                                      2,134,528           (1,210,998)
   Proceeds from sales of time deposits                                   11,814,499           14,205,140
   Payments on maturing time deposits                                    (11,378,251)         (14,404,138)
   Payments on borrowed funds                                            (25,000,000)         (15,040,000)
   Proceeds from borrowed funds                                           14,300,000           14,400,000
   Increase (decrease) in official checks outstanding                        590,883              525,112
   Payments of cash dividends                                               (355,077)            (358,402)
                                                                        ------------         ------------
             Net cash used in financing activities                        (7,893,418)          (1,883,286)
                                                                        ------------         ------------
NET INCREASE (DECREASE) IN CASH                                              463,837             (632,517)

cash at beginning of period                                                3,480,036            5,289,619
                                                                        ------------         ------------
cash at end of period                                                   $  3,943,873         $  4,657,102
                                                                        ============         ============
supplemental disclosures:
   Cash payments for interest on deposits and borrowed funds            $  5,138,983         $  4,536,686
   Cash payments for income taxes                                            361,281              246,000
   Real estate acquired through foreclosure                                  661,336            1,716,689

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

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the six-month period ended June 30, 2001, are not necessarily indicative of the results of operations which may be expected for the entire year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company's audited financial statements.

2.       EARNINGS PER SHARE:

The following table represents the earnings per share calculations for the three and six-month periods ended June 30, 2001 and 2000:

                                                                             PER
                                                                            SHARE
FOR THE THREE MONTHS ENDED               NET INCOME        SHARES           AMOUNT
--------------------------               ----------        ------           ------
 JUNE 30, 2001
    Basic earnings per share              $105,571        1,775,384        $   0.06
    Dilutive securities                         --               --              --
                                          --------        ---------        --------
    Diluted earnings per share            $105,571        1,775,384        $   0.06
                                          ========        =========        ========

JUNE 30, 2000
    Basic earnings per share              $463,320        1,792,086        $   0.26
    Dilutive securities                         --               --              --
                                          --------        ---------        --------
    Diluted earnings per share            $463,320        1,792,086        $   0.26
                                          ========        =========        ========


                                                                             PER
                                                                            SHARE
FOR THE SIX MONTHS ENDED                 NET INCOME        SHARES           AMOUNT
------------------------                 ----------        ------           ------
 JUNE 30, 2001
    Basic earnings per share              $435,799        1,775,384        $   0.25
    Dilutive securities                         --               --              --
                                          --------        ---------        --------
    Diluted earnings per share            $435,799        1,775,384        $   0.25
                                          ========        =========        ========

JUNE 30, 2000
    Basic earnings per share              $906,413        1,792,086        $   0.51
    Dilutive securities                         --               --              --
                                          --------        ---------        --------
    Diluted earnings per share            $906,413        1,792,086        $   0.51
                                          ========        =========        ========

Options to purchase 48,500 shares of common stock at $10.125 per share and options to purchase 54,560 shares of common stock at $8.8125 per share were outstanding during the three and six-months ended June 30, 2001 and 2000, respectively. These options were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on August 28, 2006 and May 26, 2009, respectively, were outstanding at June 30, 2001 and 2000.

3.       PENDING ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for changes in fair value of derivatives will depend on their designation. In June 1999, the FASB issued SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities-A Deferral of the Effective Date of FASB Statement No. 133. This Statement amends the effective date of SFAS No. 133, which will now be effective for all fiscal quarters of all fiscal years beginning June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment to FASB Statement No. 133. This Statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS133 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SAFS No.142 provides that intangible assets with definite lives will be amortized and that goodwill with indefinite lives will not be amortized, but rather will be tested at lest annually for impairment. The Company will adopt SFAS No.142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No.142, the Company will stop the amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS 141, Business Combinations. The Company will evaluate goodwill under SFAS 142 transitional impairment test and determine whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle. The Company is currently incurring goodwill amortization annually of approximately $40,000, which would no longer be amortized pursuant to Statement 142.

4.        BANK OWNED LIFE INSURANCE:

During the second quarter of 2001, the Company purchased approximately $3.8 million of Bank owned life insurance ("BOLI") on certain key officers. The life insurance policies were purchased to offset liabilities associated with certain existing employee benefits. Income earned on the policies will offset the corresponding benefit expenses on these employees as the Company is the beneficiary of the insurance policies. Increases in the cash surrender value of the policies, as well as insurance proceeds received, are recorded as a component of non-interest income.

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

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2001 AND DECEMBER 31, 2000. Total assets decreased $7.1 million, to $223.2 million at June 30, 2001, as compared to $230.3 million at December 31, 2000. Total loans receivable, net decreased approximately $10.0 million primarily due to refinancing activities and principal repayments. Available-for-sale securities decreased approximately $3.2 million due to calls and sales exceeding purchases. During the six-month period ended June 30, 2001 the Bank had $27.0 million in agency securities called. The Bank purchased $28.0 million in agency securities during the six-month period ended June 30, 2001. Also during the six-month period ended June 30, 2001 the Bank sold $3.0 million in agency securities. Gross gains of $60,313 were realized on these sales. Total cash and interest bearing deposits increased approximately $1.7 million during the six-month period ended June 30, 2001.

At June 30, 2001, the Company's investment portfolio of $57.9 million consisted primarily of U. S. agency securities and mortgage-backed-securities. The entire investment portfolio is classified as "available-for-sale," which is marked-to-market with the unrealized gains/losses reflected directly in stockholders' equity.

During the six-month period ended June 30, 2001, the Company paid down $10.7 million of borrowed funds, to $9.8 million at June 30, 2001 from $20.5 million at December 31, 2000.

During the six-month period ended June 30, 2001 the Bank purchased $3.8 million in Bank owned life insurance on certain key officers.

Total deposits increased $2.6 million, to $190.0 million at June 30, 2001 as compared to $187.5 million at December 31, 2000. This increase was primarily due to an increase in passbook, NOW and money market deposit accounts of $2.2 million and an increase in time deposits of $400,000.

RESULTS OF OPERATIONS-COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000. Net interest income after the provision for loan losses decreased $713,843 or 42.5% for the three-month period ended June 30, 2001, as compared to the corresponding period in the previous year. This decrease was primarily due to a decrease in interest on loans and securities and other interest of $371,149 and an increase in the provision for loan losses of $550,000 and was offset by a decrease in interest expense of $207,306. Net interest income after the provision for loan losses decreased $859,736 or 25.5% for the six-month period ended June 30, 2001, as compared to the corresponding period in the previous year. This decrease was primarily due to a decrease in interest on loans and securities and other interest of $390,318 and an increase in the provision for loan losses of $550,000 and was offset by a decrease in interest expense of $80,582.

If rates were to rise rapidly, net income may be adversely affected. Under a scenario simulating a hypothetical 100 basis point rate increase applied to all fixed rate interest-earning assets and interest-bearing liabilities, the Company would expect a net loss in the fair value of the underlying instruments of approximately $373,000. This hypothetical loss is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

The Bank's yield on interest-earning assets decreased from approximately 8.21% in the three-month period ended June 30, 2000 to approximately 7.84% in the current year period. This decrease was due to a decrease in interest rates as well as a decrease in the average balance of interest-earning assets of approximately $7.9 million. The Bank's yield on interest-earning assets decreased from approximately 8.13% in the six-month period ended June 30, 2000 to approximately 7.97% in the current year period. This decrease was due to a decrease in interest rates as well as a decrease in the average balance of interest-earning assets of approximately $4.5 million. The Bank's cost of funds decreased from 5.08% at June 30, 2000 to 4.75% in the current year period. This decrease was due to a decrease in interest rates as well as a decrease in the average balance of interest-bearing liabilities of approximately $8.7 million.

Non-interest income, which includes fees and service charges, real estate operations, net gain (loss) on sale of loans and other income increased $100,209 in the three-month period ended June 30, 2001, as compared to the three-month period ended June 30, 2000. Non-interest income increased $285,740 in the six-month period ended June 30, 2001 as compared to the corresponding prior year period. The increase in the three-month period ended June 30, 2001, was due primarily to an increase in fees and service charges of $14,180, an increase in the gain on sale of mortgage loans of $62,593, and slight increases in all other non-interest income of $23,436. The increase in the six-month period ended June 30, 2001, was due primarily to an increase in real estate operations, net of $45,244, an increase in the gain on sale of mortgage loans of $139,390, an increase in the sale of securities available-for-sale of $60,313, and slight increases in all other non-interest income of $40,793.

Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates, which take into account historical experience, the amount of non-performing assets, and general economic conditions. The Bank determined an additional $670,000 was required for the three-month period ended June 30, 2001 and an additional $790,000 was required for the six-month period ended June 30, 2001. The increases in the provision for the three and six-month periods ended June 30, 2001 were principally due to non-performing construction credits. Management has identified certain construction loans aggregating approximately $2.9 million at June 30, 2001, which it has determined require special attention due to potential weaknesses. It is management's opinion that the increase in the allowance for loan losses at June 30, 2001 is adequate to absorb potential losses related to these loans. Management will continue to analyze the Bank's exposure to potential losses and may increase the allowance for loan losses in the future if it deems necessary.

Non-interest expense increased $42,754 and $261,677 in the three and six-month periods ended June 30, 2001, respectively, as compared to the corresponding prior year periods. The increase in the three-month period ended June 30, 2001 was primarily due to an increase in compensation expense of $47,694 and was offset by slight decreases in all other non-interest expense of $4,940. The increase in the six-month period ended June 30, 2001 was primarily due to an increase in compensation expense of $77,450, an increase in occupancy expense of $20,421, and an increase in other non-interest income of $163,806. The increase in other non-interest expense was primarily a result of prepayment penalties on Federal Home Loan Bank advances.

NET INCOME: The Company reported net income for the three-month period ended June 30, 2001 of $105,571 or $0.06 per share, compared with net income of $463,320 or $0.26 per share, for the three- month period ended June 30, 2000. The Company reported net income for the six- month period ended June 30, 2001 of $435,799, or $0.25 per share, compared with net income of $906,413, or $0.51 per share, for the six-month period ended June 30, 2000. The decreases in the three and six -months period ended June 30, 2001 were primarily attributable to a $550,000 increase in the provision for loan losses for the three-month period ended June 30, 2001, described above.

CAPITAL RESOURCES: Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Bank's principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the Federal Home Bank of Atlanta and other borrowing sources. At June 30, 2001, the Bank's total loan commitments, including construction loans in process and unused lines of credit, were approximately $22.4 million. Management believes that the Bank's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At June 30, 2001 the Company and the Bank exceeded all regulatory capital requirements.

                           PART II - OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 23, 2001 the Company held its Annual Meeting of Stockholders at which the following matter was considered voted on.

         PROPOSAL I- ELECTION OF DIRECTORS

         NOMINEES          FOR              WITHHELD          TERM
         --------          ---              --------          ----

         Greg Batchelor.   1,334,189        211,939           3 Years
         J. T. Waggoner    1,341,189        213,939           3 Years


There were no abstentions or broker non-votes.

                                   SIGNATURES






In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         PINNACLE BANCSHARES, INC


DATE:   August 13, 2001                  BY:  /s/ Robert B. Nolen Jr.
     ----------------------                  ----------------------------------
                                             Robert B. Nolen, Jr.
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive Officer and
                                             Principal Financial Officer)


                                         BY:  /s/ Marie Guthrie
                                             ----------------------------------
                                             Marie Guthrie
                                             Treasurer
                                             (Principal Accounting Officer)