Form 10QSB
period 2001-09-30
PINNACLE BANCSHARES INC
filed 2001-11-13
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark one)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________________ to _______________________________

Commission file number 1-12707

Pinnacle Bancshares, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	72-1370314

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1811 Second Avenue, Jasper, Alabama 35502-1388

(Address of Principal Executive Offices)

(205) 221-4111

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,775,384

     Transitional Small Business Disclosure Format (check one):

Yes [X] No [ ]

Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SIGNATURES

PART I
FINANCIAL INFORMATION

Page

Item 1. Financial Statements

Condensed Consolidated Statements of Financial Condition at September 30, 2001 (Unaudited) and December 31, 2000	3

Condensed Consolidated Statements of Financial Operations for the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000 (unaudited)	4

Condensed Consolidated Statements of Stockholders Equity for the nine months ended September 30, 2001 and 2000 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (Unaudited)	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

The Condensed Consolidated Financial Statements furnished have not been audited by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial condition and the results for the periods presented

Item 2. Management’s Discussion and Analysis or Plan of Operation	10

Signatures	13

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2001	2000

ASSETS:

Cash on hand and in banks	$3,257,481	$3,480,036

Interest-bearing deposits in other banks	8,823,884	1,135,957

Securities available-for-sale	50,380,076	61,068,531

Loans held for sale	1,617,952	1,337,032

Loans receivable, net of allowance for loan losses of $1,652,903 and $1,338,631, respectively	138,131,459	152,020,585

Real estate owned, net	1,917,216	1,420,143

Premises and equipment, net	6,117,561	6,463,478

Goodwill	316,705	347,355

Bank owned life insurance	3,883,472	0

Accrued interest receivable	1,727,603	2,331,537

Other assets	1,101,858	664,373

Total assets	$217,275,267	$230,269,027

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Deposits	$190,710,237	$187,470,754

Borrowed funds	3,100,000	20,500,000

Official checks outstanding	1,317,220	964,038

Accrued interest payable	1,223,319	1,431,604

Other liabilities	1,048,166	672,306

	197,398,942	211,038,702

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Preferred stock, par value $.01 per share, no shares issued, 100,000 authorized	0	0

Common stock, par value $.01 per share, 1,792,086 shares issued, 2,400,000 shares authorized	17,921	17,921

Additional paid-in capital	8,131,746	8,131,746

Treasury stock, at cost (16,702 shares at September 30, 2001 and December 31, 2000)	(128,075)	(128,075)

Retained earnings	11,508,128	11,440,810

Accumulated other comprehensive income (loss), net of tax	346,605	(232,077)

Total stockholders’ equity	19,876,325	19,230,325

Total liabilities and stockholders’ equity	$217,275,267	$230,269,027

See accompanying notes to condensed consolidated financial statements

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

INTEREST REVENUES:

Interest on loans	$3,052,058	$3,576,154	$9,591,568	$10,283,048

Interest and dividends on securities	787,737	950,962	2,418,741	2,865,821

Other interest	40,178	42,460	195,432	136,793

	3,879,973	4,569,576	12,205,741	13,285,662

INTEREST EXPENSE:

Interest on deposits	2,174,874	2,386,270	6,910,730	6,834,768

Interest on borrowed funds	50,505	345,244	343,531	1,006,209

	2,225,379	2,731,514	7,254,261	7,840,977

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,654,594	1,838,062	4,951,480	5,444,685

PROVISION FOR LOAN LOSSES	451,650	170,000	1,241,650	410,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,202,944	1,668,062	3,709,830	5,034,685

NON-INTEREST INCOME:

Fees and service charges	221,972	186,203	618,289	544,330

Service fee income, net	38,892	42,361	119,761	130,128

Bank owned life insurance	60,143	0	65,300	0

Real estate operations, net	29,870	21,985	99,350	46,221

Net gain (loss) on sale or write-down of:

Loans held for sale	132,829	109,076	444,625	281,481

Investments	0	0	60,313	0

Assets	0	0	2,938	0

Real estate owned	(142,933)	(13,069)	(147,081)	(18,621)

	340,773	346,556	1,263,495	983,539

NON-INTEREST EXPENSE:

Compensation and benefits	719,770	722,587	2,208,604	2,133,970

Occupancy	304,160	307,021	923,525	905,965

Marketing and professional	50,588	46,046	131,620	118,343

Other	223,403	204,195	673,317	669,531

	1,297,921	1,279,849	3,937,066	3,827,809

INCOME BEFORE TAXES AND EXTRAORDINARY ITEM	245,796	734,769	1,036,259	2,190,415

INCOME TAX PROVISION	81,662	276,768	328,739	826,001

INCOME BEFORE EXTRAORDINARY ITEM	164,134	458,001	707,520	1,364,414

EXTRAORDINARY ITEM, NET OF TAX BENEFIT OF $62,903 (Note 2)	0	0	107,587	0

NET INCOME	$164,134	$458,001	$599,933	$1,364,414

BASIC EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM	$0.09	$0.26	$0.40	$0.76

BASIC EARNINGS PER SHARE-EXTRAORDINARY ITEM	0	0	($0.06)	0

BASIC EARNINGS PER SHARE	$0.09	$0.26	$0.34	$0.76

DILUTED EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM	$0.09	$0.26	$0.40	$0.76

DILUTED EARNINGS PER SHARE-EXTRAORDINARY ITEM	0	0	($0.06)	0

DILUTED EARNINGS PER SHARE	$0.09	$0.26	$0.34	$0.76

CASH DIVIDENDS PER SHARE	$0.10	$0.10	$0.30	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING	1,775,384	1,792,034	1,775,384	1,792,068

WEIGHTED AVERAGE DILUTED SHARES	1,775,384	1,792,034	1,775,384	1,792,068

     See accompanying notes to condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

						Accumulated
	Common Stock		Additional			Other	Total
			Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Gain (Loss)	Equity

BALANCE, December 31, 1999	1,792,086	$17,921	$8,131,746	$0	$10,414,858	$(715,763)	$17,848,762

Comprehensive Income:

Net income	0	0	0		1,364,414	0	1,364,414

Change in unrealized gain (loss) on securities available- for-sale, net of tax	0	0	0		0	176,651	176,651

Comprehensive Income							1,541,065

Repurchase of 402 shares of common stock	(402)			(3,403)			(3,403)

Cash dividends declared ($.30 per share)	0	0	0		(537,610)	0	(537,610)

BALANCE, September 30, 2000	1,791,684	$17,921	$8,131,746	$(3,403)	$11,241,662	$(539,112)	$18,848,814

BALANCE, December 31, 2000	1,775,384	$17,921	$8,131,746	$(128,075)	$11,440,810	$(232,077)	$19,230,325

Comprehensive Income:

Net income	0	0	0	0	599,933	0	599,933

Change in unrealized gain (loss) on securities available- for-sale, net of tax	0	0	0	0	0	578,682	578,682

Comprehensive Income							1,178,615

Cash dividends declared ($.30 per share)	0	0	0	0	(532,615)	0	(532,615)

BALANCE September 30, 2001	1,775,384	$17,921	$8,131,746	$(128,075)	$11,508,128	$346,605	$19,876,325

     See accompanying notes to condensed consolidated financial statements.

PINNACLE BANCSHARES, INC,

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$599,933	$1,364,414

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation	429,480	444,784

Provision for loan losses	1,241,650	410,000

Amortization, net	(245,623)	(303,194)

Gain on Bank owned life insurance	(65,300)	0

Net (gain) loss on sale and write down of:

Loans held for sale	(444,625)	(281,481)

Securities available for sale	(60,313)	0

Assets	(2,938)	0

Real estate owned	147,081	18,621

Proceeds from sale of loans	39,402,932	27,908,527

Loans originated for sale	(39,239,227)	(27,635,431)

(Increase) decrease in accrued interest receivable	603,934	(103,543)

(Increase) decrease in other assets	(406,835)	44,905

Increase (decrease) in other liabilities	(226,304)	380,896

Net cash provided by operating activities	1,733,845	2,248,498

CASH FLOWS FROM INVESTING ACTIVITIES:

Principal collected on loans and securities	69,184,021	67,018,110

Loans originated for portfolio	(56,088,784)	(71,927,691)

Net change in interest bearing deposits at other banks	(7,687,927)	341,370

Purchase of bank owned life insurance	(3,818,172)	0

Purchase of securities available-for-sale	(46,040,000)	(50,000)

Proceeds from maturing and callable securities	52,000,000	0

Proceeds from the sale of securities available-for-sale	3,060,313	12,017

Purchase of premises and equipment	(86,125)	(74,163)

Sales of premises and equipment	5,500	19,454

Proceeds from sales of real estate owned	1,854,724	1,438,410

Net cash provided by (used In) investing activities	12,383,550	(3,222,493)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in passbook, NOW and money market deposit accounts	3,294,235	(2,078,893)

Proceeds from sales of time deposits	17,105,590	23,120,770

Payments on maturing time deposits	(17,160,342)	(20,094,716)

Payments on borrowed funds	(32,700,000)	(31,040,000)

Proceeds from borrowed funds	15,300,000	29,900,000

Increase in official checks outstanding	353,182	104,660

Repurchase of shares of common stock	0	(3,403)

Payments of cash dividends	(532,615)	(537,610)

Net cash used in financing activities	(14,339,950)	(629,192)

NET DECREASE IN CASH	(222,555)	(1,603,187)

CASH AT BEGINNING OF PERIOD	3,480,036	5,289,619

CASH AT END OF PERIOD	$3,257,481	$3,686,432

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest on deposits and borrowed funds	$7,502,569	$6,982,041

Cash payments for income taxes	531,281	466,000

Real estate acquired through foreclosure	2,496,848	1,879,501

     See accompanying notes to condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Pinnacle Bancshares, Inc. (the “Company”) and Pinnacle Bank (the “Bank”). All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the nine-month period ended September 30, 2001, are not necessarily indicative of the results of operations which may be expected for the entire year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company’s audited financial statements.

2.     EXTRAORDINARY ITEM:

During the first quarter of 2001,the Bank incurred an extraordinary expense of $107,587, net of tax benefit of $62,903 relating to prepayment penalties on Federal Home Loan Bank Advances totaling $16,500,000. The Bank determined to use a portion of its excess liquidity to prepay these advances, which would have matured in July, November and December 2001. These penalties were not presented as extraordinary items in the Company’s Quarterly Reports on Form 10-QSB for the fiscal quarters ended March 31, and June 30, 2001. The following tables present the impact of this extraordinary item on the earnings per share calculations for the three month period ended March 31, 2001, the six month period ended June 30, 2001, and the nine month period ended September 30, 2001.

			Per Share
For The Three Month Period Ended March 31, 2001	Net Income	Shares	Amount

Basic earnings per share before extraordinary item	$437,582	1,775,384	$0.25

Basic earnings per share extraordinary item	(107,354)	0	(0.06)

Basic earnings per share	330,228	1,775,384	0.19

Diluted earnings per share before extraordinary item	437,582	1,775,384	0.25

Diluted earnings per share extraordinary item	(107,354)	0	(0.06)

Diluted earnings per share	$330,228	1,775,384	$0.19

			Per Share
For The Six Month Period Ended June 30, 2001	Net Income	Shares	Amount

Basic earnings per share before extraordinary item	$543,386	1,775,384	$0.31

Basic earnings per share extraordinary item	(107,587)	0	(0.06)

Basic earnings per share	435,799	1,775,384	0.25

Diluted earnings per share before extraordinary item	543,386	1,775,384	0.31

Diluted earnings per share extraordinary item	(107,587)	0	(0.06)

Diluted earnings per share	$435,799	1,775,384	$0.25

			Per Share
For The Nine Month Period Ended September 30, 2001	Net Income	Shares	Amount

Basic earnings per share before extraordinary item	$707,520	1,775,384	$0.40

Basic earnings per share extraordinary item	(107,587)	0	(0.06)

Basic earnings per share	599,933	1,775,384	0.34

Diluted earnings per share before extraordinary item	707,520	1,775,384	0.40

Diluted earnings per share extraordinary item	(107,587)	0	(0.06)

Diluted earnings per share	$599,933	1,775,384	$0.34

3. EARNINGS PER SHARE:

Options to purchase 48,500 shares of common stock at $10.125 per share and options to purchase 54,560 shares of common stock at $8.8125 per share were outstanding at September 30, 2001 and 2000, respectively. These options represent the only options outstanding and were not included in the computations of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. These options will expire on August 28, 2006 and May 26, 2009, respectively.

4. PENDING ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with definite lives will be amortized and that goodwill with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS 141, Business Combinations. The Company will evaluate goodwill under SFAS 142 transitional impairment test and determine whether or not there will be an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle. The Company is currently incurring goodwill amortization annually of approximately $40,000, which would no longer be amortized pursuant to Statement 142.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for Impairment or Disposal of Long Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Management is assessing the impact of this statement and believes such impact would be immaterial based on the Company’s current financial position and results of operations.

5. BANK OWNED LIFE INSURANCE:

During the second quarter of 2001, the Company purchased approximately $3.8 million of Bank Owned Life Insurance (“BOLI”) on certain key officers. The life insurance policies were purchased to offset liabilities associated with certain existing employee benefits. Income earned on the policies will offset the corresponding benefit expenses on these employees as the Company is the beneficiary of the insurance policies. Increases in the cash surrender value of the policies, as well as insurance proceeds received, are recorded as a component of non-interest income.

Item 2. Management’s Discussion And Analysis or Plan of Operation

PINNACLE BANCSHARES, INC. AND SUBSIDIARY

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Statements: This Quarterly Report on Form 10-QSB contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “seek” and “intend,” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward- looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or qualified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Comparison of Financial Condition as of September 30, 2001 and December 31, 2000. Total assets decreased $13.0 million, to $217.3 million at September 30, 2001, as compared to $230.3 million at December 31, 2000. Total loans receivable, net decreased $13.9 million primarily due to refinancing activities and principal repayments. Available-for-sale securities decreased $11.0 million due to calls and sales exceeding purchases. During the nine-month period ended September 30, 2001 the Bank had $52.0 million in agency securities called. The Bank purchased $46.0 million in agency securities during the nine-month period ended September 30, 2001. Also during the nine-month period ended September 30, 2001 the Bank sold $3.0 million in agency securities. Gross gains of $60,313 were realized on these sales. Total cash and interest bearing deposits increased approximately $7.5 million during the nine-month period ended September 30, 2001.

At September 30, 2001, the Company’s investment portfolio of $50.0 million consisted primarily of U. S. agency securities and mortgage-backed-securities. The entire investment portfolio is classified as “available-for-sale,” which is marked-to-market with the unrealized gains/losses reflected directly in stockholders’ equity.

During the nine-month period ended September 30, 2001, the Bank paid down $17.4 million of borrowed funds, net of additional borrowings and incurred a prepayment penalty, net of tax benefit, of $108,000. See Note 2 of Notes to Unaudited Consolidated Financial Statements.

During the nine-month period ended September 30, 2001 the Bank purchased $3.8 million in Bank Owned Life Insurance on certain key officers. See Note 5 of Notes to Unaudited Consolidated Financial Statements.

Total deposits increased $3.2 million, to $190.7 million at September 30, 2001 as compared to $187.5 million at December 31, 2000. This increase was primarily due to an increase in passbook, NOW and money market deposit accounts as a result of offering competitive rates.

Results of Operations-Comparison of the Three and Nine Months Ended September 30, 2001 and 2000. Net interest income after the provision for loan losses decreased $465,118 or 27.9% for the three-month period ended September 30, 2001, as compared to the corresponding period in the previous year. This decrease was primarily due to a decrease in interest on loans and securities and other interest of $689,603 and an increase in the provision for loan losses of $281,650 and was offset by a decrease in interest expense of $506,135. Net interest income after the provision for loan losses decreased $1,324,855 or 26.3% for the nine-month period ended September 30, 2001, as compared to the corresponding period in the previous year. This decrease was primarily due to a decrease in interest on loans and securities and other interest of $1,079,921 and an increase in the provision for loan losses of $831,650 and was offset by a decrease in interest expense of $586,716.

The Bank’s yield on interest-earning assets decreased from approximately 8.47% in the three-month period ended September 30, 2000 to approximately 7.76% in the current year period. This decrease was due to a decrease in interest rates as well as a decrease in the average balance of interest-earning assets of approximately $14.8 million. The Bank’s yield on interest-earning assets decreased from approximately 8.24% in the nine-month period ended September 30, 2000 to approximately 7.90% in the current year period. This decrease was due to a decrease in interest rates as well as a decrease in the average balance of interest-earning assets of approximately $7.9 million. The Bank’s cost of funds decreased from 5.24% in the three-month period ended September 30, 2000 to 4.59% in the current year period. This decrease was due to a decrease in interest rates as well as a decrease in the average balance of interest-bearing liabilities of approximately $13.8 million. The Bank’s cost of funds decreased from 5.00% in the nine-month period ended September 30, 2000 to 4.90% in the current year period. This decrease was due to a decrease in interest rates as well as a decrease in the average balance of interest-bearing liabilities of approximately $10.4 million.

Non-interest income, which includes fees and service charges, real estate operations, net gain (loss) on sale of loans and other income decreased $5,783 in the three-month period ended September 30, 2001, as compared to the three-month period ended September 30, 2000. Non-interest income increased $279,956 in the nine-month period ended September 30, 2001 as compared to the corresponding prior year period. The decrease in the three-month period ended September 30, 2001, was due primarily to a decrease in the loss on sale of real estate owned of $129,864. This decrease was off-set by an increase in fees and service charges of $32,300, an increase in the gain on sale of mortgage loans of $23,753, and slight increases in all other non-interest income of $68,028. The increase in the nine-month period ended September 30, 2001, was due primarily to an increase in fees and service charges of $63,592, an increase in real estate operations, net of $53,129, an increase in the gain on sale of mortgage loans of $163,144, an increase in the gain on sale of securities available-for-sale of $60,313 and slight increases in all other non-interest income of $68,238. These increases were offset by a decrease in the loss on real estate owned by $128,460.

Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management’s estimates, which take into account historical experience, the amount of non-performing assets, and general economic conditions. The Bank determined an additional $281,650 was required for the three-month period ended September 30, 2001 and an additional $831,650 was required for the nine-month period ended September 30, 2001. The increases in the provision for the three and nine-month periods ended September 30, 2001 were principally due to non-performing loan credits. Management has identified certain non-performing loans aggregating approximately $2.2 million at September 30, 2001, which it has determined require special attention due to potential weaknesses. It is management’s opinion that the increase in the allowance for loan losses at September 30, 2001 is adequate to absorb losses related to these loans. Management will continue to analyze the Bank’s exposure to potential losses and may increase the allowance for loan losses in the future if it deems necessary.

Non-interest expense increased $18,072 and $109,257 in the three and nine-month periods ended September 30, 2001, respectively, as compared to the corresponding prior year periods. The increase in the three-month period ended September 30, 2001 was primarily due to an increase in marketing and professional expense of $4,542 and slight increases in other non-interest expense of $19,208 and was off-set by a decrease in compensation and occupancy expense of $5,678. The increase in the nine-month period ended September 30, 2001 was primarily due to an increase in compensation expense of $74,634, an increase in occupancy expense of $17,560, an increase in marketing and professional expense of $13,277, and an increase in other non-interest income of $3,786.

Net Income: The Company reported net income for the three-month period ended September 30, 2001 of $164,134 or $0.09 per share, compared with net income of $458,001 or $0.26 per share, for the three-month period ended September 30, 2000. The Company reported net income before extraordinary items for the nine-month period ended September 30, 2001 of $707,520 or $0.40 per share, compared with net income of $1.4 million or $0.76 per share, for the nine-month period ended September 30, 2000. The decreases in the three and nine-month periods ended September 30, 2001 were primarily attributable to an increase in the provision for loan losses which was principally due to non-performing construction credits discussed previously.

If rates were to rise rapidly, net income may be adversely affected. Under a scenario simulating a hypothetical 100 basis point rate increase applied to all fixed rate interest-earning assets and interest-bearing liabilities, the Company would expect a net gain in the fair value of the underlying instruments of approximately $460,000. This hypothetical gain is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

Capital Resources: Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Bank’s principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the Federal Home Bank of Atlanta and other borrowing sources. At September 30, 2001, the Bank’s total loan commitments, including construction loans in process and unused lines of credit, were approximately $22.2 million. Management believes that the Bank’s liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At September 30, 2001 the Company and the Bank exceeded all regulatory capital requirements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANCSHARES, INC

DATE: November 13, 2001	BY: /s/ Robert B. Nolen Jr. Robert B. Nolen, Jr. President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

BY: /s/ Marie Guthrie Marie Guthrie Treasurer (Principal Accounting Officer)