Form 10KSB40
period 2001-12-31
PINNACLE BANCSHARES INC
filed 2002-04-01
CIK 1022243

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission file number              1-12707
                      -----------------------------------

                            PINNACLE BANCSHARES, INC.
                 (Name of small business issuer in its charter)

             Delaware                                 72-1370314
    -------------------------------        ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    1811 Second Avenue, Jasper, Alabama                 35502-1388
    -----------------------------------    ------------------------------------
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $17,704,841.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the price $(9.19 per share) at which the Common Stock was sold on March 27, 2002, was approximately $14,355,966. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 27, 2002, 1,775,384 shares of the registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format:  YES     NO X
                                                    ---   ---

                       Documents Incorporated By Reference

Part II:
Annual Report to Stockholders for the year ended December 31, 2001.

Part III:
Portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders.

================================================================================

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

                                                         At December 31,
                                                    -------------------------
                                                      2001             2000
                                                    --------         --------
                                                     (Dollars in thousands)
FINANCIAL CONDITION AND OTHER DATA:
Total amount of:
   Assets                                           $218,020         $230,269
   Loans, net                                        131,284          152,021
   Interest-bearing deposits in other banks            2,466            1,136
   Securities                                         61,838           61,069
   Loans held for sale                                 3,875            1,337
   Deposits                                          193,498          187,471
   Borrowed funds                                      3,100           20,500
   Stockholders' equity                               19,012           19,230

Number of:
   Real estate loans outstanding                       2,911            3,209
   Savings accounts                                   14,485           14,962
   Full service offices open                               6                6

                                                             Year Ended December 31,
                                                             -----------------------
                                                              2001            2000
                                                             -------         -------
                                                                 (In thousands)
OPERATING DATA:
Interest income                                              $15,823         $17,805
Interest expense                                               9,192          10,573
                                                             -------         -------
Net interest income before provision for loan losses           6,631           7,232
Provision for loan losses                                      1,942             530
                                                             -------         -------
Net interest income after provision for losses                 4,689           6,702
Noninterest income                                             1,882           1,250
Noninterest expense                                            5,430           5,152
Income tax expense                                               350           1,058
                                                             -------         -------
Income before extraordinary item                                 791           1,742
Extraordinary item, net of tax benefit of $63                    108               0
                                                             -------         -------
Net income                                                   $   683         $ 1,742
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

                                                                       For the Years Ended December 31,
                                                 -----------------------------------------------------------------------------
                                                                 2001                                     2000
                                                 -------------------------------------     -----------------------------------
                                                 Average                     Average        Average                  Average
                                                 Balance      Interest      Yield/Cost      Balance     Interest    Yield/Cost
                                                 --------     --------      ----------     --------     --------    ----------
                                                                              (Dollars in thousands)
Interest-earning assets:
Loans receivable, net                            $144,485     $ 12,340           8.5%       $150,019     $13,895        9.3%
Securities available-for-sale                      56,114        3,265           5.8%         62,810       3,800        6.0%
Other                                               5,128          218           4.3%          1,664         110        6.6%
                                                 --------     --------         -----        --------     -------        ---
Total                                             205,727       15,823           7.7%        214,493      17,805        8.3%
Non-interest-earning assets                        12,293                                     15,586
                                                 --------                                   --------
Total assets                                     $218,020                                   $230,079
                                                 ========                                   ========
Interest-bearing liabilities:
Deposits                                         $191,728        8,791           4.6%       $187,950       9,224        4.9%
Borrowings                                          6,936          401           5.8%         20,963       1,349        6.4%
                                                 --------     --------         -----        --------     -------        ---
Total interest-bearing liabilities:               198,664        9,192           4.6%        208,913      10,573        5.1%
Non-interest-bearing liabilities                      344                                      2,715
                                                 --------                                   --------
Total liabilities:                                199,008                                    211,628
  Equity                                           19,012                                     18,451
                                                 --------                                   --------
  Total liabilities and equity                   $218,020                                   $230,079
                                                 ========                                   ========
Net interest-earning assets                      $  7,063                                   $  5,580
                                                 ========                                   ========
Net interest income                                           $  6,631                                   $ 7,232
                                                              ========                                   =======
Interest rate spread                                                             3.1%                                   3.2%
                                                                               =====                                  =====
Net interest margin                                                              3.2%                                   3.4%
                                                                               =====                                  =====
Ratio of average interest-earning assets
 to interest-bearing liabilities                                               103.6%                                 102.7%
                                                                               =====                                  =====

LENDING ACTIVITIES

     GENERAL. The Bank's net loan portfolio totaled $131.3 million at December 31, 2001, or 60.2% of its total assets. On that date, $103.0 million, or 78% of total net loans outstanding, consisted of loans secured by mortgages on single family, two-to-four family, multi-family residential properties, and commercial real estate loans, while the remainder of the loan portfolio consisted of savings account, home improvement and other consumer and commercial loans.

     The principal lending activity of the Bank historically has been the origination of conventional first mortgage single-family loans. The Bank also makes loans on two-to-four family dwelling units, multi-family dwelling units, commercial real estate and other improved real estate. The majority of the Bank's loans have been originated within its primary market area.

     The Bank's volume of total loans originated to be retained in the Bank's loan portfolio totaled approximately $76.9 million during the year ended December 31, 2001, and $85.7 million during the year ended December 31, 2000. The Bank directly originates most of its mortgage loans through its existing branches. These loans have been originated predominantly within the Bank's geographical lending area of Walker, Jefferson, Shelby, Winston and Fayette counties, in Alabama. See " -- Loan Solicitation and Processing" and "-- Loan Originations, Purchases and Sales."

     The Bank seeks to improve the interest rate sensitivity of its mortgage loan portfolio through the origination of adjustable rate loans, which constituted approximately 47% of the single-family residential mortgage loans in the Bank's loan portfolio, and 24% of the Bank's net loan portfolio at December 31, 2001. Most adjustable rate mortgage loans are held in the Bank's loan portfolio, while most fixed-rate mortgage loans are either sold as whole loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA") or other investors, or converted into mortgage-backed securities with servicing retained by the Bank.

     The following table sets forth, in dollar amounts and percentages, the major categories of the Bank's loans. At December 31, 2001, the Bank had no concentrations of loans exceeding 10% of gross loans other than as described below.

                                                                                December 31,
                                                    ------------------------------------------------------------------
                                                                2001                                2000
                                                    ----------------------------          ----------------------------
                                                       $                     %                $                    %
                                                                          (Dollars in thousands)
Type of Loan:
Real estate mortgage loans                          $ 60,431                46.0%         $ 66,791                43.9%
Commercial real estate mortgage loans                 25,622                19.5%           29,801                19.6%
Construction                                          26,097                19.9%           39,044                25.7%
loans
Commercial loans                                      15,987                12.2%           16,798                11.0%
Consumer loans                                        12,373                 9.4%           13,099                 8.6%
Less --
  Loans in                                             7,710                 5.9%           11,887                 7.8%
process
  Discounts and                                          208                 0.2%              286                 0.2%
other
  Allowance for loan losses                            1,308                 1.0%            1,339                 0.9%
                                                    --------               ------         --------               ------
     Total                                          $131,284               100.00%        $152,021               100.00%
                                                    ========               ======         ========               ======

     RESIDENTIAL LOANS. The Bank's real estate loan portfolio includes loans on single family, two-to-four family dwellings, multi-family housing (over four units), and loans made for the development of unimproved real estate to be used for residential housing.

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

     At December 31, 2001, the largest amount loaned by the Bank to one borrower was $2.5 million which was approximately 13% of the Holding Company's stockholders' equity.

     CONSTRUCTION AND COMMERCIAL REAL ESTATE LOANS. Construction loans on residential properties are made primarily to builders. The maximum loan to value ratio generally is 80% of the appraisal value. Residential construction loans are typically made for periods of six months and one year. At December 31, 2001, the Bank had $24.0 million outstanding in residential construction loans, compared with $33.9 million in construction loans on residential properties outstanding at December 31, 2000. The Bank also offers construction loans on commercial and other properties. At December 31, 2001, total construction loans were $26.1 million. Approximately 38% of total construction loans were loans to builders for speculative construction loans. These loans involve significant additional risks when compared with loans on existing residential properties.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be confronted at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this specutlative risk of construction financing by limiting construction lending to qualified borrowers in the Bank's market area, by requiring the involvement of qualified builders, and by limiting the aggregate amount of outstanding construction loans.

     The Bank has historically originated commercial real estate loans within its primary market area. The Bank either funded or purchased participation interests in various large commercial real estate projects, one of which was outside of its primary market area. See " -- Non-Performing Loans and Asset Classification" and "Subsidiary Activities." Since 1984, the Bank has limited its commercial real estate lending activities to commercial real estate projects located in its primary market area, with the amount loaned limited to 15% of its net worth. See "-- Nonperforming Loans and Asset Classification" and "Subsidiary Activities." At December 31, 2001, the Bank had $27.8 million outstanding in commercial real estate loans, including $2.1 million in commercial construction loans. These loans are typically limited to owner-occupied financings.

     COMMERCIAL BUSINESS LOANS. At December 31, 2001, there were approximately $16.0 million in commercial loans outstanding. The Bank will consider making these types of loans primarily in its local market area.

     CONSUMER LOANS. The Bank makes various types of consumer loans, including the loans made to depositors on the security of their savings accounts, personal loans, automobile loans, educational loans and loans for home improvement or other purposes. At December 31, 2001, the Bank had $12.4 million outstanding in consumer loans.

     LOAN ORIGINATIONS, PURCHASES AND SALES. Loan originations come from a combination of walk-in customers and real estate brokers. The Bank has engaged in selling in the secondary market certain loans it has originated. Such loans sold are generally fixed-rate, long-term mortgage loans. These sales, the majority of which do not allow recourse to the Bank, have been made to FHLMC and FNMA, which purchases residential mortgage loans from federally insured financial institutions and certain other lenders. Many of the Bank's loans have been exchanged for FHLMC participation certificates ("PCs") or FNMA mortgage-backed securities. These PCs and mortgage-backed securities are generally considered to be a more liquid form of asset and are a more widely accepted form of collateral than the underlying loans.

     The sale of loans in the secondary mortgage market reduces the Bank's risk that the interest rates it pays will escalate while holding long-term, fixed-rate loans in its portfolio and allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes. In connection with certain sales the Bank provides servicing on the loans (i.e., collection of principal and interest payments) for which it receives a fee payable monthly of 1/4% to 3/8% per annum of the unpaid balance of each loan. These loan sales will continue as the Bank attempts to maintain its loan servicing base. As of December 31, 2001, the Bank was servicing loans for others aggregating approximately $63.0 million. Net servicing income for the years ended December 31, 2001 and 2000 was approximately $159,000 and $171,000, respectively.

     During the years ended December 31, 2001 and 2000, the Bank sold approximately $57.8 million and $36.0 million, respectively, in whole loans. As of December 31, 2001, the Bank had approximately $900,000 in commitments outstanding to package or sell additional loans.

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

     LOAN COMMITMENTS. The Bank issues commitments to prospective borrowers to make loans conditioned upon the occurrence of certain events, which are honored for 60 days from approval with no additional fees required. The Bank charges a non-refundable commitment fee equal to 1% of the actual amount of committed funds on most single-family construction loans. The Bank had outstanding commitments to originate mortgage loans aggregating $18.5 million at December 31, 2001. Of these commitments, $17.0 million were for adjustable rate mortgages and $1.5 million were for fixed-rate mortgages.

     Although the Bank originates most fixed-rate loans for resale in the secondary mortgage market, a certain amount of interest rate risk exists for the Bank after a loan is closed until that loan is sold.

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

     MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2001, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, which may differ from realized maturities due to prepayments. Demand loans and overdrafts are reported as due in one year or less. The Bank does not have any loans with no stated schedule of repayments and no stated maturity.

                                                    Due One Through          Due
                                    Due by          Five Years After   Five Years After
                               December 31, 2002   December 31, 2001   December 31, 2001         Total
                               -----------------   -----------------   -----------------      ------------
Real estate mortgage              $ 8,514,988         $37,460,520         $40,077,166         $ 86,052,674
Real estate construction           18,387,131                  --                  --           18,387,131
Commercial business loans           6,862,688           8,003,148           1,121,059           15,986,895
Consumer                            3,235,832           8,674,737             462,845           12,373,414
                                  -----------         -----------         -----------         ------------
     Total                        $37,000,639         $54,138,405         $41,661,070         $132,800,114
                                  ===========         ===========         ===========         ============

     The following table sets forth the dollar amount of all loans due after one year at December 31, 2001 which have predetermined interest rates and have floating or adjustable interest rates.

                                                      Floating or
                             Predetermined Rates    Adjustable Rates
                             -------------------    ----------------
Real estate mortgage              $45,682,736         $31,704,153
Commercial business loans           5,387,004           3,888,000
Consumer                            9,122,062              15,520
                                  -----------         -----------
     Total                        $60,191,802         $35,607,673
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

     The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated.

                                                          At December 31,
                                                       ---------------------
                                                        2001            2000
                                                       ------          ------
                                                       (Dollars in thousands)
Loans accounted for on a nonaccrual basis: (1)
Real Estate:
  Residential                                          $  588          $2,036
  Commercial                                              208             298
Consumer                                                   71              37
                                                       ------          ------
Total                                                  $  867          $2,371
                                                       ======          ======
Accruing loans which are contractually
 past due 90 days or more:
Real Estate:
  Residential                                          $   --          $   --
  Commercial                                               --              --
Consumer                                                   --              --
                                                       ------          ------
Total                                                  $   --          $   --
                                                       ======          ======
  Total of nonaccrual and 90 days
   past due loans                                      $  867           2,371
                                                       ======          ======
Percentage of total loans                                0.66%           1.56%
Percentage of total assets                               0.40%           1.03%
Other non-performing assets(2)                         $2,345          $1,420

----------
(1) Nonaccrual status denotes loans on which accrual of interest has been ceased in accordance with the guidelines discussed previously. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.
(2) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. The property is carried at the lower of its fair value less estimated costs of disposition or the investment balance of the related loan, whichever is lower.

     Non-performing loans decreased from $2.3 million at December 31, 2000 to $900,000 at December 31, 2001. This decrease was primarily due to transfers of non-performing loans to real estate owned and by loans being brought current. Non-performing assets at December 31, 2001, were $2.3 million as compared to $1.4 million at December 31, 2000. The decrease in nonaccrual loans is due to concerted efforts to manage problem credits, either through work-out negotiations or foreclosures.

     Management has identified certain loans aggregating approximately $2.9 million at December 31, 2001 (including loans identified in the above table) which it has determined require special attention due to potential weaknesses. It is management's opinion that the allowance for loan losses (see below) is adequate to absorb potential losses related to such loans. Aggressive efforts are made to continue to reduce principal, secure additional collateral and improve the overall payment status of their loans.

     During the years ended December 31, 2001 and 2000, gross interest income of $27,344 and $68,824, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. The amount of interest income included in current income for these loans was $61,394 and $87,362 for the years ended December 31, 2001 and 2000, respectively.

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

                                              At December 31,
                          ---------------------------------------------------------
                                     2001                         2000
                          --------------------------    ---------------------------
                                         Percent of                     Percent of
                                       Loans in Each                  Loans in Each
                                        Category to                    Category to
                          Amount        Total Loans     Amount         Total Loans
                          ------       -------------    ------        -------------
                                            (Dollars in thousands)
Real estate loans         $  589            78.4%       $  547            80.3%
Commercial                   268            12.2%          289            11.1%
Other loans                  451             9.4%          503             8.6%
                          ------           -----        ------           -----
  Total                   $1,308           100.0%       $1,339           100.0%
                          ======           =====        ======           =====

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                             Year Ended December 31,
                                             -----------------------
                                              2001              2000
                                             ------           ------
                                              (Dollars in thousands)
Balance at beginning of period               $1,339           $1,223
Loans charged-off:
  Consumer                                      220              161
  Mortgage                                    1,803              308
                                             ------           ------
Total charge-offs                             2,023              469
Total recoveries                                 50               55
Net loans charged-off                         1,973              414
Provision for loan losses                     1,942              530
                                             ------           ------
Balance at end of period                     $1,308           $1,339
                                             ======           ======
Ratio of net charge-offs to average
 loans outstanding during the period            1.4%             .28%
                                             ======           ======

     For further information and for an analysis of the Bank's allowances for loan and real estate losses, see Notes 3 and 4 of Notes to Consolidated Financial Statements.

INVESTMENT ACTIVITIES

     Interest income from cash deposits and securities generally provides the second largest source of income for the Bank after interest on loans and loan servicing fees and other fees. At December 31, 2001, the Bank's interest-bearing deposits and securities portfolio of approximately $61.8 million, excluding mortgage-backed securities, consisted primarily of interest-bearing bank deposits, U.S. government and agency obligations, corporate securities, and FHLB of Atlanta stock.

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

     The following table sets forth the carrying value of the Bank's investment securities at the dates indicated.

                                                    At December 31,
                                                -----------------------
                                                 2001            2000
                                                -------         -------
                                                     (In thousands)
Securities available-for-sale:
  U.S. Government and agency securities         $50,877         $46,754
  FHLB stock                                        975             975
  Mortgage-backed securities                      9,985          13,311
  Other securities                                    1              29
                                                -------         -------
Total                                           $61,838         $61,069
                                                =======         =======

     The following table sets forth the scheduled maturities, amortized cost, estimated fair values and weighted average yields for the Bank's securities available-for-sale at December 31, 2001.

                                         One Year Or Less         After One Through Five Years    After Five Through Ten Years
                                    --------------------------    -----------------------------   -----------------------------
                                    Amortized       Weighted      Amortized          Weighted     Amortized          Weighted
                                       Cost      Average Yield      Cost          Average Yield      Cost         Average Yield
                                    ---------    -------------    ----------      -------------   ---------       -------------
                                                                           (Dollars in thousands)
U.S. government and agency             $4,000           5.5%       $5,000              5.9%       $42,604            5.2-%
FHLB of Atlanta stock(1)                   --          --              --               --             --              --
Other securities(2)                        --          --              --               --              1              --
Mortgage-backed securities (3)             --          --              --               --          1,515             6.6
                                       ------           ---        ------              ---        -------             ---
Total                                  $4,000           5.5%       $5,000              5.9%       $44,120             5.2%
                                       ======           ===        ======              ===        =======             ===

                                           After Ten Years                          Total
                                     ---------------------------  --------------------------------------------
                                     Amortized       Weighted     Amortized       Estimated        Weighted
                                        Cost       Average Yield     Cost         Fair Value     Average Yield
                                     ---------     -------------  ---------       ----------     -------------
                                                              (Dollars in thousands)
U.S. government and agency                $--            --%       $51,604         $50,877           5.3%
FHLB of Atlanta stock(1)                  975           6.8            975             975           6.8
Other securities(2)                        --            --              1               1            --
Mortgage-backed securities (3)          8,386           6.2          9,901           9,985           6.3
                                       ------           ---        -------         -------           ---
Total                                  $9,361           6.3%       $62,481         $61,838           5.5%
                                       ======           ===        =======         =======           ===

----------
(1) FHLB of Atlanta stock is an equity security. The amount of such stock held by the Bank is included under "After Ten Years" as the Bank is required to hold such stock as a FHLB of Atlanta member.
(2) Other securities includes the Bank's investment in limited partnerships, at cost, of $1 whose sole purpose is to hold and operate real estate. The Bank has no loans to these real estate partnerships. These investments are not readily marketable.
(3) Mortgage-backed securities are reflected in the above table based on their contractual maturity.

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

     As of December 31, 2001 the Bank's total deposits were $193.5 million.

     The following table indicates the amount of the Bank's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2001.

                                    Certificates
Maturity Period                      of Deposit
---------------                    --------------
                                   (In thousands)
Three months or less                   $24,834
Over three through six months            7,148
Over six through twelve months          18,860
Over twelve months                       7,371
                                       -------
     Total                             $58,213
                                       =======

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                         Year Ended December 31,
                                            -------------------------------------------------
                                                    2001                        2000
                                            ---------------------       ---------------------
                                            Average       Average        Average      Average
                                            Deposits       Rate         Deposits       Rate
                                            --------      -------       --------      -------
                                                           (Dollars in thousands)
Non-interest bearing demand deposits        $  8,102        --%         $  7,238        --%
Interest bearing demand deposits              25,277        2.1           24,828        2.5
Savings deposits                              14,740        2.3           14,639        2.5
Time deposits                                143,609        5.5          141,245        5.8
                                            --------        ---         --------        ---
     Total deposits                         $191,728        4.6%        $187,950        4.9%
                                            ========        ===         ========        ===

     For further information on deposits, see Note 6 of Notes to Consolidated Financial Statements.

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

                                                                         At or for the
                                                                     Year Ended December 31,
                                                                 -------------------------------
                                                                    2001                 2000
                                                                 -----------         -----------
                                                                      (Dollars in thousands)
Amounts outstanding at end of period                             $        --         $17,250,000
Weighted average rate paid at period end                                  --                6.88%
Maximum amount of borrowings outstanding at any month end        $17,250,000         $22,250,000
Approximate average amount outstanding for period                $ 3,813,000         $17,690,000
Approximate weighted average rate paid during period (1)                5.83%               6.57%

----------
(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

     For further information on the Bank's borrowings, see Note 7 of Notes to Consolidated Financial Statements.

SELECTED FINANCIAL RATIOS

     The following table sets forth selected financial ratios of the Bank for the periods indicated:

                                                  Year Ended December 31,
                                                -------------------------
                                                 2001                2000
                                                -----               -----
Return on Assets (Net Income Divided By
Average Total Assets)                             0.3%               0.8%
Return on Equity (Net Income Divided By
 Average Equity)                                  3.5%              10.6%
Equity-to-Assets Ratio (Average Equity
 Divided By Average Total Assets)                 8.9%               8.0%
Dividend Payout Ratio (Dividends
 Declared Per Share Divided By Net
 Income Per Share)                              103.9%              40.8%


LIQUIDITY AND RATE SENSITIVITY

     The following table sets forth the maturity distribution of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 2001, the Bank's interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities) and the Bank's cumulative interest rate sensitivity gap.

                                                               Over One          Over Five
                                             One Year          Through            Through           Over
                                             or Less          Five Years         Ten Years        Ten Years          Total
                                             ---------        ----------         ---------        ---------         --------
                                                                              (In thousands)
Interest-Earning Assets: (1)
  Loans                                      $  37,001          $ 54,138          $ 11,570          $30,091         $132,800
  Securities                                     4,019             5,062            43,313            9,444           61,838
Other assets                                     2,466                --                --               --            2,466
                                             ---------          --------          --------          -------         --------
     Total                                   $  43,486          $ 59,200          $ 54,883          $39,535         $197,104
                                             =========          ========          ========          =======         ========
Interest-Bearing Liabilities:(2)
  Deposits                                   $ 166,090          $ 27,371          $     37          $    --         $193,498
  Borrowings                                       160               785             1,390              765            3,100
                                             ---------          --------          --------          -------         --------
     Total                                   $ 166,250          $ 28,156          $  1,427          $   765         $196,598
                                             =========          ========          ========          =======         ========
Interest Sensitivity Gap                     $(122,764)         $ 31,044          $ 53,456          $38,770         $    506
                                             =========          ========          ========          =======         ========
Cumulative Interest Sensitivity
 Gap                                          (122,764)         $(91,720)         $(38,264)         $   506         $  1,012
                                             =========          ========          ========          =======         ========

----------
(1) Fixed-rate loans are distributed based on their contractual maturity adjusted for projected or anticipated prepayments, and variable rate loans are distributed based on the interest rate reset date and contractual maturity adjusted for prepayments. Loan run-off and repricing assumes a constant prepayment rate based on coupon rate and maturity.
(2) Passbook savings and demand deposits are presented in the earliest repricing period since amounts in these accounts are subject to withdrawal on demand. Savings certificates are distributed assuming no withdrawal prior to maturity


     Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and to provide funds for operations, as well as future acquisitions if they become available.

Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's primary source of liquidity is dividends paid by the Bank, which actively manages both assets and liabilities to achieve its desired level of liquidity. Alabama law imposes restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payment by the Bank is subject to the continuing ability of the Bank to maintain compliance with federal regulatory capital requirements

     The Company's contractual obligations and commitments at December 31, 2001 are summarized in the accompanying tables.

                             CONTRACTUAL OBLIGATIONS

                                                     Over One         Over Three
                                    One Year           Through       Years Through         Over
                                    or Less         Three Years       Five Years        Five Years           Total
                                    --------        -----------      -------------      ----------         --------
                                                                     (In thousands)
Long-term debt                      $    160           $   360           $  425           $2,155           $  3,100
Operating leases                          54                91               86              173                404
Certificates of  deposits            114,401            23,115            4,256               37            141,809
                                    --------           -------            -----            -----           --------
     Total                          $114,615           $23,566            $4,76            $2,36           $145,313
                                    ========           =======            =====            =====           ========


                                   COMMITMENTS

                                                      Over One        Over Three
                                     One Year          Through       Years Through       Over
                                     or Less         Three Years       Five Years      Five Years           Total
                                     -------         -----------     -------------     ----------           -----
                                                                     (In thousands)
Lines of credit                       $12,090            $390            $500            $5,459            $18,439
Standby letters of credit             $    72            $  0            $  9            $    0            $    81
     Total                            $12,162            $390            $509            $5,459            $18,520
                                      =======            ====            ====            ======            =======

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

                                                    Year ended December                      Year Ended December 31,
                                                       2000 vs. 2001                              1999 vs. 2000
                                            ----------------------------------          ----------------------------------
                                                    Increase (Decrease)                       Increase (Decrease)
                                            ----------------------------------          ----------------------------------
                                            Volume         Rate         Total           Volume          Rate         Total
                                            ------        ------        ------          ------          ----        ------
                                                                          (In thousands)
Interest Income:
Loans                                       $ 485         $1,070        $1,555          $1,324          $530        $1,854
Securities                                    401            134           535             (61)          100            39
Other interest-earning assets                (605)           497          (108)           (413)          195          (218)
Total interest earning assets               $ 281         $1,701        $1,982          $  850          $825        $1,675
Interest Expense:
Deposits                                    $(168)        $  601        $  433          $ (235)         $627        $  392
Borrowed Funds                                898             50           948             897            45           942
Total interest-bearing liabilities          $ 730         $  651        $1,381          $  662          $672        $1,334

COMPETITION

     The Bank faces strong competition in its primary market area for the attraction and retention of deposits and in the origination of loans. The Bank's most direct competition for deposits has historically come from other commercial banks and from thrift institutions located in its primary market area. However, in recent years the Bank has had significant competition from money market mutual funds and other sources which are not subject to federal interest rate limitations. The Bank's competition for real estate loans comes principally from other commercial banks, and thrift institutions mortgage banking companies, insurance companies and other institutional lenders.

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

         Financial Modernization Legislation. In 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") was signed into law. The GLB Act includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to engage in a wider range of nonbanking activities, including securities underwriting and general insurance activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve system (the "FRB"), in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

     Bank Holding Company Regulation. The Holding Company is registered as a bank holding company under the Holding Company Act and, as such, subject to supervision and regulation by the FRB. A bank holding company is required to furnish to the FRB annual and quarterly reports of its operations and to furnish such additional information as the FRB may require pursuant to the Holding Company Act. The Holding Company is also subject to regular examination by the FRB.

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

     The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits. The FDIC has established a risk-based deposit insurance assessment system for insured depository institutions, under which insured institutions are assigned assessment risk classifications based upon capital levels and supervisory evaluations.

     The FDIC has adopted a risk-based insurance assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessment rates for the Bank depend on the capital category and supervisory category to which they are assigned.

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

     The FDIC classifies insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. A "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions under the FDIC prompt corrective action regulation. As of December 31, 2001, the Bank was categorized as "well-capitalized" by the FDIC.

     See Item 6, "Management's Discussion and Analysis or Plan of Operation," and Notes to Consolidated Financial Statements contained in the Holding Company's Annual Report to Stockholders for the year ended December 31, 2001 (Exhibit No. 13) which is incorporated herein by reference.

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


EMPLOYEES

     As of December 31, 2001, the Holding Company and the Bank had 88 full-time and 15 part-time employees.

     The employees are not represented by a collective bargaining agreement. The Holding Company and the Bank believe their employee relations are good.


EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position                  Business Experience
----------------------                  ---------------------------------------
Robert B. Nolen, Jr., 43 -              Mr. Nolen joined the Bank in 1987 as
 President of the Holding               First Vice President, Chief Financial
 Company and the Bank                   Officer and Treasurer. Effective July 1,
                                        1994, Mr. Nolen was appointed President
                                        and Chief Executive Officer of the Bank.
                                        As President of each of the Holding
                                        Company and Bank, Mr. Nolen is
                                        responsible for ensuring that the
                                        overall operations of the Holding
                                        Company and the Bank are carried out in
                                        accordance with the policies and
                                        procedures of the Board of Directors.

Mary Jo Gunter, 47 -                    Ms. Gunter joined the Bank in September
 Vice President of the                  1974 and has served in various lending
 Holding Company and Senior             related positions within the Bank.  She
 Vice President - Banking Services      is responsible for branch operations,
 of the Bank.                           personnel, loan servicing and other
                                        customer service areas.


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


SIGNIFICANT ACCOUNTING POLICIES

     The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices followed by the banking industry. Significant accounting policies relate to securities, loans, allowance for loan losses, and intangibles. These policies, which significantly affect the determination of financial position, results of operations, and cash flows are summarized in Note 1, Summary of Business and Significant Accounting Policies, in the Notes to Consolidated Financial Statements, included elsewhere in this report.


ITEM 2. DESCRIPTION OF PROPERTY

     The Holding Company's principal executive offices and the Bank's main office are located at 1811 Second Avenue, Jasper, Alabama. At December 31, 2001, the Bank maintained six branches in Jasper, Haleyville, Sumiton, Vestavia and Trussville, Alabama. The Haleyville branch is leased. The Bank also leases an administrative office in Jasper, Alabama, which is currently subleased to another financial institution.

     For further information on the Bank's lease commitments, see Notes to Consolidated Financial Statements.

     The total net book value of the Bank's investment in premises and equipment was $6,000,000 at December 31, 2001. See Notes to Consolidated Financial Statements for further information.


ITEM 3. LEGAL PROCEEDINGS

     The Company and the Bank are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Holding Company through a solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information contained under the section captioned "Market Price and Dividend Information" in the Holding Company's Annual Report to Stockholders for the year ended December 31, 2001 (Exhibit No. 13), is incorporated herein by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report to Stockholders for the year ended December 31, 2001 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements contained in the Annual Report to Stockholders for the year ended December 31, 2001 (Exhibit No. 13) are incorporated herein by reference.


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

          10.1 Employment Agreement between the Registrant and Robert B. Nolen, Jr. - Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-11495)

          10.2 Pinnacle Bank 1996 Stock Option and Incentive Plan - Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (File No. 333-11495)

          13 Annual Report to Stockholders for the year ended December 31, 2001. Except for the portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed "filed" as part of this Report.

          21   Subsidiaries

          23   Consent of Independent Accountants

          99 Letter to Securities and Exchange Commission pursuant to Temporary Note 3-T

(b)  Not applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PINNACLE BANCSHARES, INC.



Date:  March 28, 2002                        By: /s/ Robert B. Nolen, Jr.
                                                --------------------------------
                                             Robert B. Nolen, Jr., President
                                             (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Robert B. Nolen, Jr.                         By:
      ------------------------------------------             -----------------------------------
      Robert B. Nolen, Jr.                                   James W. Cannon
      President and Chief Executive Officer                  Director
      (Principal Executive Officer, Principal          Date:
      Financial Officer and Principal Accounting
      Officer)                                         By:   /s/ Max W. Perdue
Date: March 28, 2002                                         -----------------------------------
                                                             Max W. Perdue
By:   /s/ Albert H. Simmons                                  Director
      ------------------------------------------       Date: March 28, 2002
      Albert H. Simmons
      Chairman of the Board                            By:   /s/ Greg Batchelor
Date: March 28, 2002                                         -----------------------------------
                                                             Greg Batchelor
By:   /s/ O. H. Brown                                        Director
      ------------------------------------------       Date: March 28, 2002
      O. H. Brown
      Director
Date: March 28, 2002

By:   /s/ Sam W. Murphy
      ------------------------------------------
      Sam W. Murphy
      Director
Date: March 28, 2002

By:   /s/ J.T. Waggoner
      ------------------------------------------
      J. T. Waggoner
      Director
Date: March 28, 2002