Form 10QSB
period 2002-03-31
PINNACLE BANCSHARES INC
filed 2002-05-14
CIK 1022243

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

Commission File No: 000-31225

Pinnacle Financial Partners, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	6711	62-1812853

(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

The Commerce Center, 211 Commerce Street, Suite 300, Nashville, Tennessee 37201

(Address of principal executive offices)

(615) 744-3700

(Issuer’s telephone number)

Not Applicable

(Former name, former address
and former fiscal year,
if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☑       NO

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,312,053 shares of common stock, $1.00 par value per share, issued and outstanding as of May 14, 2002.

         Transitional Small Business Disclosure Format (check one): YES    NO ☑

Pinnacle Financial Partners, Inc.

Report on Form 10-QSB
March 31, 2002

FORWARD-LOOKING STATEMENTS

         The Company may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. The Company cautions that such factors are not exclusive. The Company does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to the Company.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS – UNAUDITED

	March 31,	December 31,
	2002	2001

ASSETS

Cash and due from banks	$7,828,588	$5,686,226

Federal funds sold and securities purchased under agreements to resell	6,671,258	8,895,850

Cash and cash equivalents	14,499,846	14,582,076

Securities available-for-sale, at fair value	20,302,381	19,885,834

Loans	151,279,913	134,439,642

Less allowance for loan losses	(2,041,000)	(1,832,000)

Loans, net	149,238,913	132,607,642

Premises and equipment, net	3,339,680	3,418,463

Other assets	5,095,611	4,945,346

Total assets	$192,476,431	$175,439,361

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Noninterest-bearing demand	$15,742,312	$16,860,835

Interest-bearing demand	10,533,243	8,615,076

Savings and money market accounts	49,704,371	54,077,238

Time	73,480,085	53,705,902

Total deposits	149,460,011	133,259,051

Securities sold under agreements to repurchase	10,223,467	14,657,693

Federal Home Loan Bank advances	11,500,000	8,500,000

Federal funds purchased	2,500,000	—

Other liabilities	620,998	731,815

Total liabilities	174,304,476	157,148,559

Commitments and contingent liabilities

Stockholders’ equity:

Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, par value $1.00; 10,000,000 shares authorized; 2,312,053 issued and outstanding	2,312,053	2,312,053

Additional paid-in capital	19,317,947	19,317,947

Accumulated deficit	(3,347,270)	(3,391,854)

Accumulated other comprehensive income (loss), net	(110,775)	52,656

Total stockholders’ equity	18,171,955	18,290,802

Total liabilities and stockholders’ equity	$192,476,431	$175,439,361

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

For the three months ended March 31, 2002 and 2001

	2002	2001

Interest income:

Loans, including fees	$2,277,196	$511,450

Taxable securities	274,222	171,872

Federal funds sold and securities purchased under agreements to resell	19,688	105,801

Other	14,474	7,955

Total interest income	2,585,580	797,078

Interest expense:

Deposits	796,126	336,631

Securities sold under agreements to repurchase	21,611	13,397

Federal funds purchased and other borrowings	73,668	—

Total interest expense	891,405	350,028

Net interest income	1,694,175	447,050

Provision for loan losses	209,000	362,622

Net interest income after provision for loan losses	1,485,175	84,428

Noninterest income:

Service charges on deposit accounts	53,640	4,763

Investment sales commissions	181,510	164,469

Gain on sale of participations sold	19,773	—

Other noninterest income	36,727	13,574

Total noninterest income	291,650	182,806

Noninterest expense:

Salaries and employee benefits	1,108,312	1,079,630

Equipment and occupancy	340,871	262,191

Marketing and other business development	45,898	40,595

Administrative	98,803	82,530

Postage and supplies	54,914	24,817

Other operating	56,116	59,083

Total noninterest expense	1,704,914	1,548,846

Income (loss) before income taxes	71,911	(1,281,612)

Income tax expense	27,327	—

Net income (loss)	$44,584	$(1,281,612)

Per share information:

Basic net income (loss) per common share — based on 2,312,053 weighted average shares outstanding in 2002 and 1,910,000 weighted average shares outstanding in 2001	$0.02	$(0.67)

Diluted net income (loss) per common share — based on 2,318,887 weighted average shares outstanding in 2002 and 1,910,000 weighted average shares outstanding in 2001	$0.02	$(0.67)

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

For the three months ended March 31, 2002 and 2001

	2002	2001

Operating activities:

Net income (loss)	$44,584	$(1,281,612)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Net amortization (accretion) of available-for-sale securities	23,875	(28,510)

Depreciation and amortization	167,438	145,622

Provision for loan losses	209,000	362,622

Gain on participations sold	(19,773)	—

Deferred tax expense	27,327	—

Increase in other assets	(65,062)	(174,529)

Decrease in other liabilities	(22,815)	(10,995)

Net cash provided by (used in) operating activities	364,574	(987,402)

Investing activities:

Activities in securities available-for-sale:

Purchases	(2,015,313)	(5,357,577)

Maturities, prepayments and calls	1,323,458	—

Net increase in loans	(16,840,271)	(29,385,450)

Purchases of premises and equipment and software	(33,212)	(197,381)

Purchases of other assets	(148,200)	—

Net cash used in investing activities	(17,713,538)	(34,940,408)

Financing activities:

Net increase in deposits	16,200,960	24,746,514

Net increase (decrease) in repurchase agreements	(4,434,226)	3,541,785

Advance from Federal Home Loan Bank	3,000,000	—

Increase in Federal funds purchased	2,500,000	—

Net cash provided by financing activities	17,266,734	28,288,299

Net decrease in cash and cash equivalents	(82,230)	(7,639,511)

Cash and cash equivalents, beginning of period	14,582,076	15,188,462

Cash and cash equivalents, end of period	$14,499,846	$7,548,951

Supplemental disclosure:

Cash paid for interest	$829,929	$300,925

Cash paid for income taxes	$—	$—

See accompanying notes to consolidated financial statements.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS — Pinnacle Financial Partners, Inc. (the “Parent”) is a bank holding company whose business is conducted by its wholly-owned subsidiary, Pinnacle National Bank (the “Bank”). The Parent and the Bank are collectively referred to as the “Company”. The Bank is a commercial bank located in Nashville, Tennessee. The Bank provides a full range of banking services in its primary market area of Davidson County and the surrounding counties.

BASIS OF PRESENTATION — These unaudited consolidated financial statements include the accounts of the Company. Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission.

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and valuation of deferred income tax assets.

EARNINGS (LOSS) PER COMMON SHARE — Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted.

The basic EPS information was computed based on weighted average shares outstanding for the three months ended March 31, 2002 of 2,312,053. The diluted EPS information for the three months ended March 31, 2002 was computed based on weighted average shares outstanding of 2,318,887. The difference in number of shares outstanding between basic and diluted weighted average shares outstanding of 6,834 shares was attributable to common stock options whose exercise price at March 31, 2002 was less than the weighted average market price of the Company’s common stock for the period. Common stock equivalents (options and warrants) representing the right to acquire 514,350 shares of common stock were excluded from the diluted EPS calculation in 2002 because they were anti-dilutive.

The basic and diluted EPS information for the three months ended March 31, 2001 was computed based on weighted average shares outstanding of 1,910,000. On October 26, 2001, the Company issued an additional 402,053 shares in connection with a private placement of its common stock.

COMPREHENSIVE INCOME (LOSS) — Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company’s other comprehensive income (loss) consists solely of unrealized gains and losses, net of deferred income

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

taxes, on available-for-sale securities. Other comprehensive loss for the three months ended March 31, 2002 was $163,000 compared to net comprehensive income for the three months ended March 31, 2001 was $95,000.

RECLASSIFICATIONS – Certain amounts for the first quarter of 2001 have been reclassified to conform to the 2002 presentation. Such reclassifications had no impact on net income or loss during either period.

NOTE 2. SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale at March 31, 2002 and December 31, 2001 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available-for-sale – March 31, 2002:

U.S. government and agency securities	$5,007,204	$29,605	$(8,996)	$5,027,813
Mortgage-backed securities	15,465,600	37,380	(228,412)	15,274,568
State and municipal securities	—	—	—	—

	$20,472,804	$66,985	$(237,408)	$20,302,381

Securities available-for-sale – December 31, 2001:

U.S. government and agency securities	$2,991,784	$72,328	$—	$3,064,112
Mortgage-backed securities	16,813,040	97,011	(88,329)	16,821,722
State and municipal securities	—	—	—	—

	$19,804,824	$169,339	$(88,329)	$19,885,834

The Company realized no gains or losses from the sale of securities as no such transactions occurred during the three months ended March 31, 2002 or during the year ended December 31, 2001. At March 31, 2002, approximately $18,118,000 of the Company’s available for sale portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans at March 31, 2002 and December 31, 2001 is summarized as follows:

	March 31, 2002	December 31, 2001

Commercial real estate – Mortgage	$42,456,945	$36,179,133

Commercial real estate – Construction	6,656,870	5,975,670

Commercial – Other	60,855,387	59,839,406

	109,969,202	101,994,209

Consumer real estate – Mortgage	33,607,821	26,535,273

Consumer real estate – Construction	454,615	381,212

Consumer – Other	7,248,275	5,528,948

	41,310,711	32,445,433

	151,279,913	134,439,642

Allowance for loan losses	(2,041,000)	(1,832,000)

	$149,238,913	$132,607,642

Using standard industry codes, the Company periodically analyzes its commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. Although not material enough to warrant additional allowance for loan loss considerations, the Company does have a meaningful credit exposure (loans outstanding plus unfunded lines of credit) to borrowers in the trucking industry and to operators of nonresidential buildings. Credit exposure to the trucking industry approximated $20.5 million and $21.1 million at March 31, 2002 and December 31, 2001, respectively, while credit exposure to operators of nonresidential buildings approximated $9.3 million and $8.2 million at March 31, 2002 and December 31, 2001, respectively. Levels of exposure to these industry groups are periodically evaluated in order to determine if additional reserves are warranted.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s recorded investments in impaired loans and related valuation allowance at March 31, 2002 are as follows:

	Recorded	Valuation
	Investment	Allowance

Valuation allowance required	$220,000	$150,000

No valuation allowance required	—	—

Balance at end of period	$220,000	$150,000

The valuation allowance is included in the allowance for loan losses at March 31, 2002 and has not changed since December 31, 2001. Additionally, at March 31, 2002, nonaccrual loans amounted to $220,000.

Changes in the allowance for loan losses for the three months ended March 31, 2002 and for the year ended December 31, 2001 was as follows:

	2002	2001

Balance at beginning of period	$1,832,000	$162,378

Charged-off loans	—	—

Recovery of previously charged-off loans	—	—

Provision for loan losses	209,000	1,669,622

Balance at end of period	$2,041,000	$1,832,000

At March 31, 2002, the Company has granted loans and other extensions of credit amounting to approximately $5,493,000 to certain directors, executive officers, and their related entities of which $3,184,000 had been drawn upon. The terms on these loans and extensions are on substantially the same terms customary for other persons for the type of loan involved.

During the three months ended March 31, 2002, the Company sold participations in certain loans to correspondent banks at an interest rate that was less than that of the borrower’s rate of interest. In accordance with generally accepted accounting principles, the Company has reflected a gain on the sale of these participated loans of approximately $20,000 which is attributable to the present value of the future net cash flows of the difference between the interest payments the borrower is projected to pay the Company and the amount of interest that will be owed the correspondent based on their future participation in the loan.

NOTE 4. INCOME TAXES

Income tax expense for the three months ended March 31, 2002 and 2001 consists of the following:

	2002	2001

Current	$—	$—

Deferred	27,327

	$27,327	$—

The Company’s income tax expense (benefit) differs from the amounts computed by applying the Federal income tax statutory rates of 34% at March 31, 2002 and 2001 to income before income taxes. A reconciliation of the differences for the three months ended March 31, 2002 and 2001 is as follows:

	2002	2001

Income taxes at statutory rate	$24,450	$(435,748)

State income tax expense, net of federal tax effect	2,877	(50,752)

Change in valuation allowance	—	486,500

Income tax expense	$27,327	$—

At March 31, 2002, the Company had a net deferred tax asset of approximately $2.1 million taxes included in other assets in the accompanying consolidated balance sheet compared to a net deferred tax asset of approximately $2.0 million at December 31, 2001. Most of this asset was attributable to net operating losses and other charges which can be carried forward to offset taxable income in future periods. The components of deferred income taxes included in other assets in the accompanying consolidated balance sheet at March 31, 2002 and December 31, 2001 are as follows:

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2002	December 31, 2001

Deferred tax assets:

Loans, primarily due to provision for loan losses	$775,580	$695,427

Securities available-for-sale	64,760	—

Other accruals	215,466	230,066

Net operating loss carryforward	1,211,820	1,288,035

	2,267,626	2,213,528

Deferred tax liabilities:

Depreciation and amortization	162,848	148,358

Securities available-for-sale	—	28,354

	162,848	176,712

	2,104,778	2,036,816

Less: valuation allowance	—	—

Net deferred benefit	$2,104,778	$2,036,816

Based upon recent and projected future operating results, the Company determined in the fourth quarter of 2001 that it was more likely than not that its deferred tax assets were realizable. As a result, the Company eliminated the valuation allowance established against those assets and recorded a deferred income tax benefit of $2.1 million in the fourth quarter of 2001. At March 31, 2002, the Company has available net operating loss carryforwards of approximately $3,189,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2020.

NOTE 5. COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Company has entered into off-balance-sheet financial instruments that are not reflected in the consolidated financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the consolidated financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company’s commitments at March 31, 2002 is as follows:

Commitments to extend credit	$38,100,000

Standby letters of credit	5,419,000

Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

In the normal course of business, the Company may become involved in various legal proceedings. As of March 31, 2002, the management of the Company is not aware of any such proceedings against the Company.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. COMMON STOCK

In August of 2000, the Company, through its underwriters, sold 1,875,000 common shares to the general public through an initial public offering at a price of $10 per share. The underwriters had the right to exercise an over-allotment option to purchase up to an additional 316,500 shares of common stock at $10 per share. Pursuant to the terms of the over-allotment option, the underwriters exercised their over-allotment option and purchased an additional 35,000 shares at $10 per share, less the applicable underwriting discount. Net proceeds from the offering were approximately $18 million.

Three executives of the Company (the Chairman of the Board, the President and Chief Executive Officer and the Chief Administrative Officer) along with nine members of the Company’s Board of Directors and two other organizers of the Company (collectively, the Company’s “Founders”) purchased an aggregate of 406,000 shares of common stock during the offering, which represented approximately 21% of the initial public offering. The Founders were awarded common stock warrants which allow each individual the ability to purchase the common stock of the Company at $10 per share. Each person was given a warrant equal to one common share for every two shares purchased in connection with the initial public offering of the stock. As a group, 203,000 warrants were awarded. The warrants vest in one-third increments over a three-year period that began on August 18, 2000 and are exercisable until August 18, 2010. As of March 31, 2002, one third of the warrants for approximately 67,600 shares were exercisable.

During September 2001, the Company concluded a private placement of its common stock to certain accredited investors. Pursuant to the private placement, the Company received approximately $3,597,000, net of offering expenses, from the subscription of 402,053 shares at $9 per share for its common stock. These shares were issued on October 26, 2001. The stock issued in connection with the private placement has not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements.

The Company has a stock option plan under which it has granted options to its employees to purchase common stock at or above the fair market value on the date of grant. All of the options are intended to be incentive stock options qualifying under Section 422 of the Internal Revenue Code for favorable tax treatment. Options under the plan vest in varying increments over five years beginning one year after the date of the grant and are exercisable over a period of ten years.

A summary of the plan at March 31, 2002 and December 31, 2001 and 2000 and changes during the three months ended March 31, 2002 and during the year ended December 31, 2001 is as follows:

		Weighted-
		Average
		Exercise
	Number	Price

Outstanding at December 31, 2000	186,450	$10.00

Granted	53,400	7.65
Exercised	—	—
Forfeited	(550)	9.14

Outstanding at December 31, 2001	239,300	9.48

Granted	125,600	9.92
Exercised	—	—
Forfeited	(650)	9.14

Outstanding at March 31, 2002	364,250	$9.63

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Company’s stock option plan at March 31, 2002.

	Number of	Remaining		Number of
	Shares	Contractual Life	Exercise	Shares
Grant date	Outstanding	in Years	Price	Exercisable

December, 2000	185,750	8.75	$10.00	37,150

March, 2001	50,100	9.00	7.64	10,020

November, 2001	2,800	9.75	7.75	—

February, 2002	125,600	10.00	9.92	—

	364,250	8.84	$9.63	47,170

NOTE 7. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At March 31, 2002, no dividends could be declared by the Bank without regulatory approval.

The Parent and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Parent’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Parent and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of March 31, 2002, the Parent and the Bank meet all capital adequacy requirements to which they are subject.

PINNACLE FINANCIAL PARTNERS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. The Parent and Bank’s actual capital amounts and ratios at March 31, 2002 and December 31, 2001 are presented in the following table (dollars in thousands):

					To Be Well Capitalized
			Minimum		Under Prompt
			Capital		Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

At March 31, 2002

Total capital to risk weighted assets:

Parent	$18,884	10.5%	$14,337	8.0%	not applicable
Bank	$18,084	10.1%	$14,332	8.0%	$17,915	10.0%

Tier I capital to risk weighted assets:

Parent	$16,843	9.4%	$7,169	4.0%	not applicable
Bank	$16,043	9.0%	$7,166	4.0%	$10,749	6.0%

Tier I capital to average assets (*):

Parent	$16,843	9.5%	$7,062	4.0%	not applicable
Bank	$16,043	9.1%	$7,062	4.0%	$8,827	5.0%

At December 31, 2001

Total capital to risk weighted assets:

Parent	$18,188	11.2%	$12,971	8.0%	not applicable
Bank	$17,402	10.7%	$12,971	8.0%	$16,214	10.0%

Tier I capital to risk weighted assets:

Parent	$16,356	10.1%	$6,486	4.0%	not applicable
Bank	$15,570	9.6%	$6,486	4.0%	$9,729	6.0%

Tier I capital to average assets (*):

Parent	$16,356	11.6%	$5,649	4.0%	not applicable
Bank	$15,570	11.0%	$5,649	4.0%	$7,062	5.0%

(*)	Average assets for the above computation were computed using average balances for the quarter ended March 31, 2002 and December 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless this Management’s Discussion and Analysis of Financial Condition and Results of Operations indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Pinnacle Financial Partners” or “Pinnacle Financial” as used herein refer to Pinnacle Financial Partners, Inc. and its subsidiary Pinnacle National Bank, which we sometimes refer to as “Pinnacle National,” “our bank subsidiary” or “our bank.”

The following is a discussion of our financial condition at March 31, 2002 and December 31, 2001 and our results of operations for the three months ended March 31, 2002 and 2001. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements or the unaudited interim consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this prospectus.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses (ALL) and the recognition of our deferred income tax assets, have been critical to the determination of our financial position, results of operations and cash flows.

Allowance for Loan Losses. Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions (1) an allocated amount representative of specifically identified credit exposure and exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the allowance for loan losses is composed of two components, the entire allowance is available to absorb any credit losses.

We establish the allocated amount separately for two different risk groups (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogenous loans (generally consumer loans). We base the allocation for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management, discussions with banking regulators and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. We also assign loss ratios to our consumer portfolio. However, we base the loss ratios for these homogenous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity).

The unallocated amount is particularly subjective and does not lend itself to exact mathematical calculation. We use the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.

We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the allowance for loan losses in its entirety. The audit committee of our board of directors reviews the assessment prior to the filing of quarterly financial information.

In assessing the adequacy of the allowance for loan losses, we also rely on an ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewer, who is not an employee of Pinnacle National, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

Deferred Income Tax Assets. During the period from inception through December 31, 2001, we incurred net operating losses and, as a result, recorded deferred tax assets associated with these loss carryforwards. However, prior to the fourth quarter of 2001, we also recorded a full valuation allowance against our net deferred tax assets, and we did not recognize any income tax benefit in our statement of operations. Our judgment was based on our inability to conclude that it was more likely than not that we could be sufficiently profitable in the future to recognize these tax benefits. In the fourth quarter of 2001, this judgment changed, and we determined that based upon our evaluation of our recent operating results and future projections, it was more likely than not that we would realize such assets. We therefore, in that quarter, eliminated the full amount of the valuation allowance and recorded a deferred tax benefit in our statement of operations equal to the deferred tax asset. Unless our judgment changes as to the likelihood of realizing these deferred tax assets, we will continue to recognize such assets in our consolidated financial statements.

Results of Operations — Three Months Ended March 31, 2002 and 2001

Our results for the three months ended March 31, 2002, when compared to the three months ended March 31, 2001, were highlighted by the continued growth of our earning assets which resulted in increased net interest income and growth in noninterest income. Total revenues, which is comprised of net interest income and noninterest income, for the three months ended March 31, 2002, were $1,986,000, compared to total revenues for the three months ended March 31, 2001 of $630,000. The provision for loan losses was $209,000 for 2002 compared to $363,000 in 2001, the decrease was attributable to reduced loan growth in the current period when compared to the three months ended March 31, 2001. Noninterest expenses were $1,705,000 for the three months ended March 31, 2002, compared to $1,549,000 for the three months ended March 31, 2001. Net income for the three months ended March 31, 2002 was $45,000 compared to a net loss of $1,282,000 for the three months ended March 31, 2001.

The following is a more detailed discussion of results of our operations comparing, for each major item in the results, the first quarter of 2002 to the first quarter of 2001.

Net Interest Income. Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities and is the most significant component of our earnings. The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities, the average interest rate for total interest-earning assets and total interest-bearing liabilities, and net interest spread and net yield on average interest-earning assets for the three months ended March 31, 2002 compared to the three months ended March 31, 2001:

	Three Months Ended			Three Months Ended
	March 31, 2002			March 31, 2001

	Average		Yield/	Average		Yield/
	Balances	Interest	Rate	Balances	Interest	Rate

	(dollars in thousands)
Interest-earning assets:

Loans	$143,402	$2,277	6.35%	$24,324	$511	8.40%

Taxable securities, available for sale	19,438	274	5.64	9,811	172	7.01

Federal funds sold and securities purchased under agreements to resell	3,930	20	2.04	7,921	106	5.35

Other	950	15	6.32	530	8	6.04

Total interest-earning assets	167,720	2,586	6.17	42,586	797	7.49

Nonearning assets	10,274			5,344

Total assets	$177,994			$47,930

Interest-bearing liabilities:

Interest-bearing deposits:

Interest checking	$8,474	23	1.09%	$2,414	17	2.82%

Savings and money market	52,662	233	1.77	18,832	227	4.82

Certificates of deposit	62,709	540	3.44	6,354	93	5.85

Total interest-bearing deposits	123,845	796	2.57	27,600	337	4.88

Securities sold under agreements to repurchase	10,644	22	0.83	1,226	13	4.24

Federal funds purchased	1,749	8	1.83	—	—	—

Federal Home Loan Bank advances	8,600	66	3.07	—	—	—

Total interest-bearing liabilities	144,838	892	2.46	28,826	350	4.86

Demand deposits	14,088			3,709

Other liabilities	776			287

Stockholders’ equity	18,292			15,108

Total liabilities and stockholders’ equity	$177,994			$47,930

Net interest income (1)		$1,694			$447

Net interest spread			3.71%			2.63%

Net interest margin			4.04%			4.20%

(1)	We have had no tax-free investments or loans since inception. Additionally, the impact of deferred loan fees or costs was not material to the above results. Yields on all investment securities were computed based on the carrying value of those securities. The net interest spread above excludes the impact of demand deposits, including demand deposits in the average balances, which would have produced a net interest spread for the three months ended March 31, 2002 and 2001 of 3.92% and 3.19%, respectively.

As shown in the above table, our net interest spread (the difference between the interest yield earned on assets less the rate paid on liabilities) actually increased from 2.63% to 3.71%. Our 4.20% net interest margin (net interest income as a percentage of average interest earning assets) was higher in 2001 than in 2002 because a significantly higher percentage of our total earning assets in the 2002 quarter was funded by interest bearing liabilities instead of capital.

Rate and Volume Analysis. Since we commenced our banking operations in the last quarter of 2000, substantially all of the change in the various line items in net interest income between the first three months of 2002 when compared to the first three months of 2001, is due to volume. Therefore, we have not presented a rate and volume analysis table because we believe it would not provide meaningful information and could potentially be misleading if taken out of context.

Provision for Loan Losses. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in our management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses was $209,000 and $363,000 for the three months ended March 31, 2002 and 2000.

Based upon our management’s evaluation of the loan portfolio, our management believes the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. The decrease in the provision for loan losses when comparing the first quarter of 2002 to the first quarter of 2001 was due to the relative decrease in the growth of the loan portfolio between December 31, 2001 and March 31, 2002 compared to December 31, 2000 and March 31, 2001. Based upon our management’s assessment of the loan portfolio, we will adjust our allowance for loan losses to an amount deemed appropriate to adequately cover inherent risks in the loan portfolio. Consistent with the growth in our loan portfolio, this assessment has resulted in a charge to our results of operations through the provision for loan losses. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by our management and are reviewed from time to time by Pinnacle National’s regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our provision for loan losses.

Noninterest Income. Noninterest income consists predominately of fees from the sale of investment products. It also includes service charges on deposit accounts and other miscellaneous revenues and fees. Because fees from the sale of investment products, as well as various other components of noninterest income, often reflect market conditions, our noninterest income may tend to have more fluctuations on a quarter to quarter basis than does net interest income, since net interest income is the result of interest income from the growth of earning assets offset by interest expense from interest-bearing liabilities.

For the three months ended March 31, 2002, our noninterest income was $292,000, which was an increase of $109,000, or 60%, when compared to the three months ended March 31, 2001. Noninterest income comprised 15% of our total revenues (net interest income plus noninterest income) for the first three months of 2002. It is our goal to increase the percentage of noninterest income to total revenues over time such that we develop more diversified fee-generating revenue streams. The following is the makeup of our quarterly noninterest income from the first quarter of 2001 through the first quarter of 2002:

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	2002	2001	2001	2001	2001

	(dollars in thousands)
Service charges on deposit accounts	$54	$43	$27	$15	$5

Investment sales commissions and fees	182	277	155	243	164

Gain on sale of participations	14	132	59	—	—

Gain on sale of securities	—	—	—	—	—

Other noninterest income	42	45	52	110	14

Total noninterest income	$292	$497	$293	$368	$183

As shown, the largest component of noninterest income is commissions and fees from our financial advisory unit, Pinnacle Asset Management, a division of Pinnacle National. For the first three months of 2002, we realized approximately $182,000 in commissions and fees from Pinnacle Asset Management. Market dynamics play a particularly important role in the success of this business line. At March 31, 2002, Pinnacle Asset Management was receiving commissions and fees in connection with approximately $169 million in brokerage assets held with Legg Mason Financial Partners compared to $136 million at December 31, 2001.

Another noninterest income item for the first three months of 2002 and for the year ended December 31, 2001 was related to our sale of certain loan participations to our correspondent banks which were primarily related to new lending transactions in excess of internal loan limits. At March 31, 2002 and pursuant to participation agreements with these correspondents, we had participated approximately $24.4 million of originated loans to these other banks compared to approximately $22.0 million at December 31, 2001. These participation agreements have various provisions regarding collateral position, pricing and other matters. Many of these agreements provide that we pay the correspondent less than the loan’s contracted interest rate. Pursuant to Statement of Financial Accounting Standards No. 140, we recorded $20,000 which represents the net present value of these future net revenues as a gain on sale of participations in our results of operations for the three months ended March 31, 2002. We intend to maintain relationships with our correspondents in order to participate future loans to these correspondents in a similar manner. However, the timing of participations may cause the level of gains, if any, to vary significantly from quarter to quarter.

Noninterest Expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the three months ended March 31, 2002, we incurred approximately $1,705,000 in noninterest expenses compared to $1,549,000 for the three months ended March 31, 2001. The following table shows the trend in noninterest expense from the first quarter of 2001 through the first quarter of 2002:

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	2002	2001	2001	2001	2001

	(dollars in thousands)
Personnel expense	$1,108	$923	$1,053	$1,082	$1,080

Occupancy and equipment	341	317	282	274	262

Other operating expense	256	364	273	246	207

Total noninterest expense	$1,705	$1,604	$1,608	$1,602	$1,549

As shown, our expense burden was relatively stable from quarter to quarter throughout 2001 and into the first quarter of 2002. We anticipate increases in our expenses during 2002 for such items as additional personnel, salary increases and incentives, the Green Hills office being opened for a full calendar year and other items related to our growth.

Income Taxes. For all quarters prior to the fourth quarter of 2001, we did not recognize an income tax benefit because we recorded a full valuation allowance against our net deferred tax assets.

As discussed under “Critical Accounting Policies” above, in the fourth quarter of 2001 we determined that it was more likely than not that we would realize the tax benefits of our accumulated net operating losses and other charges. As a result, during the quarter, we eliminated all of the valuation allowance and recorded a deferred income tax benefit of $2,065,000 in our results of operations for the year ended December 31, 2001.

For the three months ended March 31, 2002, we recorded deferred income tax expense of $27,000, which represents an effective tax rate of 38%.

Quarterly Information. The following is a summary of quarterly balance sheet and results of operations information from the first quarter of 2001 through the first quarter of 2002.

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	2002	2001	2001	2001	2001

	(dollars in thousands)
End of period balances:

Total loans	$151,280	$134,440	$94,883	$69,319	$41,793

Total assets	192,476	175,439	130,158	101,187	66,141

Total deposits	149,460	133,259	100,104	74,890	47,285

Total stockholders’ equity	18,172	18,291	16,682	13,634	14,584

Results of Operations:

Interest Income	$2,586	$2,212	$1,762	$1,298	$797

Interest Expense	892	792	800	637	350

Net interest income	1,694	1,420	962	661	447

Provision for loan losses	209	647	298	362	363

Noninterest income	292	497	293	368	183

Noninterest expense	1,705	1,604	1,608	1,602	1,549

Net loss before taxes	72	(334)	(651)	(935)	(1,282)

Income tax benefit (expense)	27	2,065	—	—	—

Net income (loss)	$45	$1,731	$(651)	$(935)	$(1,282)

Our management believes earning assets should continue to increase with associated increases in net interest income. The amounts of increased net interest income along with increased non-interest income should exceed the amount of increases in the provision for loan losses and non-interest expense and be sufficient to produce improved results throughout 2002.

Financial Condition

We continued to experience significant growth between December 31, 2001 and March 31, 2002. At March 31, 2002, we had total assets of $192.5 million compared to $175.4 million at December 31, 2001. Our significant increase in assets was generally reflected in loans and was funded primarily by increases in deposits and other borrowings. Since we are still in our initial stages of operations, we anticipate that assets will continue to increase throughout the remainder of fiscal year 2002.

Loans. The composition of loans at March 31, 2002 and December 31, 2001 and the percentage of each classification to total loans are summarized as follows:

	March 31, 2002		December 31, 2001

	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Commercial real estate – mortgage	$42,457	28.1%	$36,179	26.9%

Commercial real estate – construction	6,657	4.4	5,977	4.4

Commercial – other	60,855	40.2	59,839	44.5

Total commercial	109,969	72.7	101,995	75.8

Consumer real estate – mortgage	33,608	22.2	26,535	19.7

Consumer real estate – construction	455	0.3	381	0.3

Consumer — other	7,248	4.8	5,529	4.2

Total consumer	41,311	27.3	32,445	24.2

Total loans	$151,280	100.0%	$134,440	100.0%

The following table classifies our fixed and variable rate loans at March 31, 2002 and December 31, 2001 according to contractual maturities of (1) one year or less, (2) after one year through five years, and (3) after five years.

	Loans with	Loans with	Total
	fixed rates	variable rates	loans

	(dollars in thousands)
March 31, 2002:

Due within one year	$3,313	$74,748	$78,061
Due in one year through five years	40,202	17,904	58,106
Due after five years	10,651	4,462	15,113

	$54,166	$97,114	$151,280

December 31, 2001:

Due within one year	$3,120	$62,323	$65,443
Due in one year through five years	36,185	15,902	52,087
Due after five years	11,785	5,125	16,910

	$51,090	$83,350	$134,440

Non-Performing Assets. The specific economic and credit risks associated with our loan portfolio, include, but are not limited to, a general downturn in the economy which could affect employment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking laws and regulations.

We attempt to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 15% of Pinnacle National’s statutory capital in the case of loans that are not fully secured by readily marketable or other permissible types of collateral.

It is Pinnacle National’s policy to discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At March 31, 2002, and at December 31, 2001 we had one loan for $220,000 ($250,000 at December 31, 2001) for which we, after an evaluation of the financial condition of the borrower, had discontinued the accrual of interest and allocated a $150,000 valuation allowance. No loans at December 31, 2001 were past due by 90 days or more or were deemed to be a restructured loan. Additionally, we had no repossessed real estate properties classified as Other Real Estate Owned at March 31, 2002 or December 31, 2001. The following table is a summary of our nonperforming assets at the indicated dates:

	March 31	December 31,
	2002	2001

	(dollars in thousands)
Nonaccrual loans (1)	$220	$250

Renegotiated loans	—	—

Other real estate owned	—	—

Total nonperforming assets	220	250

Accruing loans past due 90 days or more	20	—

Total nonperforming assets and accruing loans past due 90 days or more	$240	$250

Total loans outstanding	$151,280	$134,440

Ratio of total nonperforming assets to total loans outstanding and other real estate owned at end of period	0.15%	0.19%

(1)	Interest income that would have been recorded for the three months in 2002 and for the year in 2001 related to nonaccrual loans was $4,000 and $5,000, respectively, none of which is included in interest income or net income for the three months in 2002 and for the year.

Allowance for Loan Losses. We maintain the allowance for loan losses (ALL) at a level that our management deems appropriate to adequately cover the inherent risks in the loan portfolio. As of March 31, 2002 and December 31, 2001, our allowance for loan losses was $2,041,000 and $1,832,000, respectively. Our management deemed these amounts to be adequate. The judgments and estimates associated with our ALL determination are described under “Critical Accounting Policies” above.

Approximately 73% of our loan portfolio at March 31, 2002, as compared to 76% at December 31, 2001, consisted of commercial loans. Using standard industry codes, we periodically analyze our loan position with respect to our borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. At March 31, 2002 and December 31, 2001, we determined that we did not have any excessive exposure to any single industry which would warrant additional allowance allocations. Although not material enough to warrant additional allowance allocations, we do have a meaningful credit exposure of loans outstanding, plus unfunded lines of credit to borrowers in the trucking industry and to operators of nonresidential buildings at March 31, 2002 and December 31, 2001. Credit exposure to the trucking industry approximated $20.5 million and $21.1 million at March 31, 2002 and December 31, 2001, respectively, while credit exposure to operators of nonresidential buildings approximated $9.3 million and $8.2 million at March 31, 2002 and December 31, 2001, respectively. We evaluate our exposure level to these industry groups periodically in order to determine if additional reserves are warranted.

The following table sets forth, based on management’s best estimate, the allocation of the ALL to types of loans as well as the unallocated portion as of March 31, 2002 and December 31, 2001:

	March 31, 2002		December 31, 2001

	(dollars in thousands)
		Percentage		Percentage
	Amount	of ALL	Amount	of ALL

Commercial	$1,243	60.9%	$1,077	58.8%

Consumer	402	19.7	298	16.3

Unallocated	396	19.4	457	24.9

	$2,041	100.0%	$1,832	100.0%

Summary of Loan Loss Experience. We have not charged off any loans since our inception on February 28, 2000. As a relatively new institution, we do not have loss experience comparable to more mature financial institutions; however, as our loan portfolio matures, we will have charge-offs and we will consider the amount and history of our charge-offs in determining the adequacy of our allowance. The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2002, for the year ended December 31, 2001 and the ratio of the allowance for loan losses to total loans as of the end of each period:

	Three Months
	Ended	Year Ended
	March 31,	December 31,
	2002	2001

	(dollars in thousands)
Balance at beginning of period	$1,832	$162

Provision for loan losses	209	1,670

Charged-off loans	—	—

Recovery of previously charged-off loans	—	—

Balance at end of period	$2,041	$1,832

Ratio of the allowance for loan losses to total loans at the end of the period	1.35%	1.36%

Investments. Our investment portfolio, consisting primarily of Federal agency bonds and mortgage-backed securities, amounted to $20.3 million and $19.9 million at March 31, 2002 and December 31, 2001, respectively. The following table summarizes the amortized cost and fair value of our securities at those dates, all of which we classify as available-for-sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(dollars in thousands)
Securities available-for-sale — March 31, 2002:

U.S. government and agency securities	$5,008	$29	$(9)	$5,028
Mortgage-backed securities	15,465	37	(228)	15,274
State and municipal securities	—	—	—	—

	$20,473	$66	$(237)	$20,302

Securities available-for-sale — December 31, 2001:

U.S. government and agency securities	$2,992	$72	$—	$3,064
Mortgage-backed securities	16,813	97	(88)	16,822
State and municipal securities	—	—	—	—

	$19,805	$169	$(88)	$19,886

We did not dispose of any securities available-for-sale during the period beginning January 1, 2001 and ended March 31, 2002, and therefore, had no realized gains or losses from the sale of securities during the three months ended March 31, 2002 or during the year ended December 31, 2001. At March 31, 2002, approximately $18.1 million of our available for sale portfolio was pledged to secure public fund deposits and securities sold under agreements to repurchase.

The following table shows the carrying value of investment securities according to contractual maturity classifications of (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of March 31, 2002, and December 31, 2001.

	U.S. government		Mortgage-
	and agency		backed
	Securities		Securities		Totals

(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield

Securities available-for-sale – March 31, 2002:

Due in one year or less	$—	—	$—	—	$—	—
Due in one year to five years	—	—	—	—	—	—
Due in five years to ten years	5,028	6.0%	—	—	5,028	6.0%
Due after ten years	—	—	—	—	—	—
Mortgage-backed securities	—	—	15,274	5.8%	15,274	5.8%

	$5,028	6.0%	$15,274	5.8%	$20,302	5.9%

Securities available-for-sale – December 31, 2001:

Due in one year or less	$—	—	$—	—	$—	—
Due in one year to five years	—	—	—	—	—	—
Due in five years to ten years	3,064	6.5%	—	—	3,064	6.5%
Due after ten years	—	—	—	—	—	—
Mortgage-backed securities	—	—	16,822	5.9%	16,822	5.9%

	$3,064	6.5%	$16,822	5.9%	$19,886	6.0%

Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

Deposits and Other Borrowings. We had approximately $149.5 million of deposits at March 31, 2002, as compared to $133.3 million at December 31, 2001. Our deposits consist of noninterest and interest-bearing demand accounts, savings, money market and time deposits. Additionally, we entered into agreements with certain customers to sell certain of our securities under agreements to repurchase the security the following day. These agreements (which provide customers with short-term returns for their excess funds) amounted to $10.2 million at March 31, 2002 compared with $14.7 million at December 31, 2001. Additionally, at March 31, 2002 and December 31, 2001, we had borrowed $11.5 million and $8.5 million, respectively, in advances from the Federal Home Loan Bank of Cincinnati. We had $2.5 million in Federal funds purchased at March 31, 2002.

The following table represents the average balances of our deposits and other borrowings and the percentage of each type to the total average balances and other borrowings for the three months ended March 31, 2002 and for the year ended December 31, 2001:

	Three months ended		Year ended
	March 31, 2002		December 31, 2001

	Amount	Percentage	Amount	Percentage

	(dollars in thousands)
Average Balances

Deposits:

Noninterest-bearing demand	$14,088	8.9%	$7,912	9.9%

Interest-bearing demand	8,474	5.3	4,835	6.0

Savings and money market	52,662	33.1	33,566	42.0

Time deposits less than $100,000	4,098	2.6	2,061	2.6

Time deposits greater than $100,000

Public funds	8,542	5.4	5,911	7.4
Brokered deposits	34,517	21.7	10,110	12.6

Other	15,552	9.8	6,357	8.0

Total deposits	137,933	86.8	70,752	88.5

Securities sold under agreements to repurchase	10,644	6.7	6,584	8.2

Federal funds purchased	1,749	1.1	886	1.1

Federal Home Loan Bank advances	8,600	5.4	1,704	2.2

	$158,926	100.0%	$79,926	100.0%

The amounts of time deposits issued in amounts of $100,000 or more as of March 31, 2002 and December 31, 2001 amounted to $68.2 million and $48.6 million, respectively. The following table shows our time deposits over $100,000 by category, which is based on time remaining until maturity of (1) three months or less, (2) over three but less than six months, (3) over six but less than twelve months and (4) over twelve months:

	March 31, 2002	December 31, 2001

	(dollars in thousands)
Three months or less	$16,527	$11,403

Over three but less than six months	9,010	12,435

Over six but less than twelve months	16,425	5,315

Over twelve months	26,210	19,403

	$68,172	$48,556

Capital Resources. Generally, banking laws and regulations require banks and bank holding companies to maintain certain minimum capital ratios in order to engage in certain activities or be eligible for certain types of regulatory relief. At March 31, 2002 and December 31, 2001, our capital ratios, including Pinnacle National’s capital ratios, met regulatory minimum capital requirements. For the first three months of 2002, our stockholders’ equity declined, as our otherwise positive net income amount of $45,000 for this three-month period was more than offset by a decline in the fair value of our available-for-sale securities, and the corresponding impact on accumulated other comprehensive income (loss) in stockholders’ equity. As a result, our stockholders’ equity amounted to $18.2 million at March 31, 2002, compared to $18.3 million at the end of 2001.

In the future, our primary source of funds available will be Pinnacle National’s payment of dividends and, if we lend funds to Pinnacle National, payment of interest. Banking regulations limit the amount of dividends that may be paid by Pinnacle National without prior approval of the OCC. Currently, Pinnacle National cannot pay us any dividends without prior approval of the OCC.

At March 31, 2002, we had no material commitments for capital expenditures. However, we are in the process of developing our branch network in Davidson and surrounding counties. As a result, we will enter into contracts to buy property or construct branch facilities and/or lease agreements to lease property and/or rent currently constructed facilities. We anticipate opening a branch facility in the Rivergate area of Davidson County during 2002. We currently anticipate such a facility to cost less than $1,000,000 to construct.

At March 31, 2002 and December 31, 2001, Pinnacle National was categorized as well capitalized. To be categorized as well capitalized, Pinnacle National must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Additionally, we and Pinnacle National must maintain certain minimum capital ratios for regulatory purposes. The following table presents actual minimum and “well capitalized” capital amounts and ratios at December 31, 2001 and 2000:

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At March 31, 2002

Total capital to risk weighted assets:

Pinnacle Financial	$18,884	10.5%	$14,337	8.0%	not applicable
Pinnacle National	$18,084	10.1%	$14,332	8.0%	$17,915	10.0%

Tier I capital to risk weighted assets:

Pinnacle Financial	$16,843	9.4%	$7,169	4.0%	not applicable
Pinnacle National	$16,043	9.0%	$7,166	4.0%	$10,749	6.0%

Tier I capital to average assets(1):

Pinnacle Financial	$16,843	9.5%	$7,062	4.0%	not applicable
Pinnacle National	$16,043	9.1%	$7,062	4.0%	$8,827	5.0%

At December 31, 2001

Total capital to risk weighted assets:

Pinnacle Financial	$18,188	11.2%	$12,971	8.0%	not applicable
Pinnacle National	$17,402	10.7%	$12,971	8.0%	$16,214	10.0%

Tier I capital to risk weighted assets:

Pinnacle Financial	$16,356	10.1%	$6,486	4.0%	not applicable
Pinnacle National	$15,570	9.6%	$6,486	4.0%	$9,729	6.0%

Tier I capital to average assets(1):

Pinnacle Financial	$16,356	11.6%	$5,649	4.0%	not applicable
Pinnacle National	$15,570	11.0%	$5,649	4.0%	$7,062	5.0%

(1)	Average assets for the above computation were computed using average balances for the three months ended March 31, 2002 and the three months ended December 31, 2001, as applicable.

         Also, in connection with approving Pinnacle National’s deposit insurance application, the FDIC imposed an additional capital requirement which remains in effect until October 27, 2003. Pursuant to this requirement, Pinnacle National must maintain a tier I capital to average assets ratio of at least 8%. At March 31, 2002 and December 31, 2001, as noted above, Pinnacle National’s tier 1 capital to average assets ratio was 9.1% and 11.0%, respectively.

         In order for Pinnacle National to achieve anticipated asset growth while continuing to meet regulatory requirements for minimum capital and for well capitalized status, we will be required to inject additional capital into Pinnacle National. In order to inject the required capital into Pinnacle National, we may raise additional equity through a public or private offering or incur indebtedness. Should we issue additional equity securities, such securities could dilute the interests of our current shareholders and of purchasers in this offering.

         Dividends. Pinnacle National is subject to restrictions on the payment of dividends to us under federal banking laws and the regulations of the OCC. We in turn are also subject to limits on payment of dividends to our shareholders by the rules, regulations and policies of federal banking authorities. We have not paid any dividends to date, nor do we anticipate paying dividends to our shareholders for the foreseeable future. In order to pay such dividends, we will need to receive dividends from Pinnacle National or have other sources of funds. As a national bank, Pinnacle National will not be able to pay dividends to us until it has a positive retained earnings account. At March 31, 2002, Pinnacle National’s accumulated deficit was approximately $3.2 million. Future dividend policy will depend on Pinnacle National’s earnings, capital position, financial condition and other factors.

Return on Assets and Stockholders’ Equity

         The following table shows return on assets (net income (loss) divided by average total assets), return on equity (net income (loss) divided by average stockholders’ equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders’ equity to asset ratio (average stockholders’ equity divided by average total assets) for the three months ended March 31, 2002 (annualized) and for the year ended December 31, 2001.

	Three months ended	Year Ended
	March 31, 2002	December 31, 2001

Return on assets	0.10%	(1.20)%

Return on equity	1.0%	(7.8)%

Dividend payout ratio	—%	—%

Stockholders’ equity to asset ratio	10.3%	15.3%

Market Risk Management

Asset / Liability Management. Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. Our Asset Liability Management Committee, or ALCO, is charged with the responsibility of monitoring these policies, which are designed to ensure acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.

Interest Rate Sensitivity. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. Measurements which we use to help us manage interest rate sensitivity include an earnings simulation model, an economic value of equity model, and gap analysis computations. These measurements are used in conjunction with competitive pricing analysis.

                           Earnings simulation model. We believe that interest rate risk is best measured by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net income to less than 10 percent for a 200 basis point change in rates from management’s most likely interest rate forecast over the next twelve months. We have operated within this guideline since inception.

                           Economic value of equity. Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for an instantaneous 200 basis point change in interest rates, the economic value of equity will not change by more than 20 percent from the base case. We have operated within this guideline since inception.

                           Gap analysis. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed; for example, within three months or one year. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate gap analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

At March 31, 2002 and December 31, 2001, our cumulative twelve-month interest rate-sensitivity gap ratios of earning assets to interest bearing liabilities were 93% and 82%, respectively, which were within our targeted ratio of 75% to 125% in this time horizon. These ratios indicate that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets absent the factors mentioned previously. There is a general view in credit markets that interest rates will eventually rise over the next 12 months which, given our gap position, would have a negative impact on our margin. However, deposit pricing will generally lag both in depth and timing with any upward interest rate adjustments. Thus, our management believes we are in an acceptable position at March 31, 2002 to manage our net interest margins through an upward rate environment.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of March 31, 2002, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times within such period and at different rates.

	Interest Sensitive Periods

	Months

		Over Three	Total		More
	Within	Through	One	1 - 5	Than 5
	Three	Twelve	Year	Years	Years	Total

Earning assets:

Securities, available-for-sale (1)	$1,200	$2,700	$3,900	$7,616	$8,957	$20,473

Loans (2)	78,334	21,995	100,329	48,634	2,097	151,060

Federal funds sold and securities purchased under agreements to resell	6,671	—	6,671	—	—	6,671

Total earning assets	86,205	24,695	110,900	56,250	11,054	178,204

Interest bearing liabilities:

NOW, money market, savings (3)	$60,238	$—	$60,238	$—	$—	$60,238

Certificates of deposit	17,269	29,061	46,330	27,150	—	73,480

Securities sold under agreements to repurchase	10,223	—	10,223	—	—	10,223

Federal Home Loan Bank advances	—	—	—	11,500	—	11,500

Federal funds purchased	2,500	—	2,500	—	—	2,500

Total interest bearing liabilities	90,230	29,061	119,291	38,650	—	157,941

Interest sensitive gap:

For indicated period	$(4,025)	$(4,366)	$(8,391)	$17,600	$11,054	$20,263

Cumulative	$(4,025)	$(8,391)	$(8,391)	$9,209	$20,263	$20,263

Ratio of earning assets to interest bearing liabilities:

For indicated period	96%	85%	93%	146%	—	113%

Cumulative	96%	93%	93%	106%	113%	113%

(1)	At amortized cost, includes impact of anticipated mortgage-backed prepayments and agency calls.

(2)	Excludes nonaccrual loans.

(3)	All NOW, money market and savings accounts are reflected as interest-sensitive within three months. NOW accounts, savings and certain money market accounts are not totally interest-sensitive in all interest rate environments. If NOW, money market and savings accounts were not considered interest-sensitive, the earning assets to interest bearing liabilities ratio at the one year horizon would have been 182%.

(4)	Each column includes earning assets and interest-bearing liabilities that are estimated to mature or reprice within the respective time frame. All floating rate balance sheet items are included as “within three months” regardless of maturity. Nonearning assets (cash and due from banks, premises and equipment and other assets), noninterest-bearing liabilities (demand deposits and other liabilities) and shareholders’ equity are considered to be noninterest-sensitive for purposes of this presentation and thus are not included in the above table.

                           Derivatives. We may use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage our interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. At March 31, 2002 and December 31, 2001, we had not entered into any derivative contracts to assist managing our interest rate sensitivity.

Liquidity Risk Management

The purpose of liquidity risk management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals, and our other needs. Traditional sources of liquidity for a bank include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and our management intends to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates, general economic conditions and competition. Additionally, debt security investments are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity. We attempt to price our deposit products to meet our asset/liability objectives consistent with local market conditions. Our ALCO is responsible for monitoring our ongoing liquidity needs. Our regulators also monitor our liquidity and capital resources on a periodic basis.

At March 31, 2002, we had approximately $18.4 million of liquid assets compared to $18.6 million at December 31, 2001. For purposes of liquidity management, liquid assets are cash and cash equivalents and the anticipated cash flows from available-for-sale securities for the next year. This amount represented 10% of our total earning assets at March 31, 2002 compared to 11% at December 31, 2001.

Our consolidated statement of cash flows shows net cash provided or used by operating, investing and financing activities. These activities resulted in net cash used of $82,000 for the three months ended March 31, 2002 compared to net cash used of $7,639,000 for the three months ended March 31, 2001. For the three months ended March 31, 2002, we provided $365,000 in net cash from operating activities compared to using for operating activities $987,000 during the three months ended March 31, 2001. Net cash used for investing activities amounted to $17.7 million for the three months ended March 31, 2002 as we deployed funds received from financing activities in earning assets and premises and equipment.

At March 31, 2002, we had unfunded loan commitments outstanding of $38.1 million and outstanding standby letters of credit of $5,419,000 Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, Pinnacle National has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. To date, Pinnacle National has been able to fund its ongoing liquidity needs through attraction of additional deposits or liquidation of Federal funds sold. At March 31, 2002, Pinnacle National had accommodations with upstream correspondent banks for unsecured short-term advances of approximately $16 million. These accommodations have various covenants related to their term and availability, and in most cases must be repaid within less than a month. The following table presents additional information about our unfunded commitments as of March 31, 2002, which by their terms have contractual maturity dates subsequent to March 31, 2002:

	Within	One year to	Four years to	Over
(dollars in thousands)	One year	Three years	Five years	Five years	Totals

Unfunded commitments:

Letters of credit	$3,578	$1,841	$—	$—	$5,419

Lines of credit	24,255	4,482	607	8,756	38,100

Totals	$27,833	$6,323	$607	$8,756	$43,519

In addition, Pinnacle National is a member of the Federal Home Loan Bank of Cincinnati. As a result, Pinnacle National receives advances from the Federal Home Loan Bank of Cincinnati, pursuant to the terms of various borrowing agreements, which assist it in the funding of its home mortgage and commercial real estate loan portfolios. Pinnacle National has pledged under the borrowing agreements with the Federal Home Loan Bank of Cincinnati certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral.

At March 31, 2002, Pinnacle National had received advances from the Federal Home Loan Bank of Cincinnati totaling $11.5 million at the following rates and maturities:

	Dollar Amount	Interest Rate

	(dollars in thousands)
By Maturity Date:

April 17, 2003	$2,000	3.04%

April 25, 2003	1,500	2.84

June 18, 2003	3,000	3.13

October 17, 2003	2,000	3.42

March 29, 2004	3,000	4.38

	$11,500

Weighted average interest rate for advances		3.45%

Based on the collateral pledged to the Federal Home Loan Bank of Cincinnati, Pinnacle National had additional capacity of approximately $6.3 million which it could use to secure additional advances, subject to Federal Home Loan Bank of Cincinnati requirements.

At March 31, 2002, brokered certificates of deposit approximated $39.8 million, or 26.6% of total deposits. We issue these brokered certificates through several different brokerage houses based on competitive bid. Typically, these funds are for varying maturities from six months to two years and are issued at rates which are competitive to rates we would be required to pay to attract similar deposits from the local market as well as rates for Federal Home Loan Bank of Cincinnati advances of similar maturities. We consider these deposits to be a ready source of liquidity under current market conditions.

At March 31, 2002, we had no significant capital expenditure commitments.

The following table presents additional information about our contractual obligations as of March 31, 2002, which by their terms have contractual maturity and termination dates subsequent to March 31, 2002:

	Within	One year to	Four years to	Over
(dollars in thousands)	One year	Three years	Five years	Five years	Totals

Contractual obligations:

Certificates of deposit	$46,331	$27,067	$82	$—	$73,480

Securities sold under agreements to repurchase	10,223	—	—	—	10,223

Federal Home Loan Bank advances	—	11,500	—	—	11,500

Federal funds purchased	2,500	—	—	—	2,500

Operating leases	391	812	854	2,242	4,299

Totals	$59,445	$39,379	$936	$2,242	$102,002

Our management believes that we have adequate liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Impact of Inflation

         The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES

         (a)  Not applicable

         (b)  Not applicable

         (c)  Not applicable

         (d)  Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

None.

         (b)  Reports on form 8-K

On April 8, 2002, the Company filed a Form 8-K to report the change of the Company’s certifying accountants from Arthur Andersen LLP to KPMG LLP. On April 19, 2002 the Company filed an amended current report on Form 8-K/A to amend its Form 8-K filed on April 8, 2002.

SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL PARTNERS, INC.

By: /s/ M. Terry Turner M. Terry Turner President and CEO

Date: May 14, 2002

By: /s/ Harold R. Carpenter Harold R. Carpenter Chief Financial Officer

Date: May 14, 2002

EXHIBIT INDEX

Exhibit
No.	Description

None