Form 10QSB
period 2002-03-31
PINNACLE BANCSHARES INC
filed 2002-05-15
CIK 1022243

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

Yes  [X]             No  [ ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2002: 1,775,384 shares of common stock.

         Transitional Small Business Disclosure Format (check one):

Yes  [ ]             No  [X]

                                     PART I
                              FINANCIAL INFORMATION

                                                                                   PAGE
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Condition at March 31, 2002
(Unaudited) and December 31, 2001.                                                   3

Condensed Consolidated Statements of Financial Operations for the three
months ended March 31, 2002 and March 31, 2001 (Unaudited).                          4

Condensed Consolidated Statements of Stockholders' Equity for the three
months ended March 31, 2002 and March 31, 2001 (Unaudited).                          5

Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 2002 and March 31, 2001 (Unaudited).                                 6

Notes to Unaudited Condensed Consolidated Financial Statements.                      7

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PINNACLE BANCSHARES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        2002              2001
                                                                                   -------------      -------------
ASSETS:
    Cash on hand and in banks                                                      $   3,049,414      $   3,342,141
    Interest-bearing deposits in other banks                                           5,663,984          2,466,389
    Securities available-for-sale                                                     67,219,384         61,837,748
    Loans held for sale                                                                1,281,941          3,874,627
    Loans receivable, net of allowance for loan losses
       of $1,402,482 and $1,308,186, respectively                                    125,909,042        131,284,423
    Real estate owned, net                                                             1,611,707          2,345,440
    Premises and equipment, net                                                        5,916,521          6,036,065
    Goodwill                                                                             306,488            306,488
    Bank owned life insurance                                                          4,017,627          3,947,286
    Accrued interest receivable                                                        1,776,764          1,676,215
    Other assets                                                                         954,841            903,289
                                                                                   -------------      -------------
              Total assets                                                         $ 217,707,713      $ 218,020,111
                                                                                   =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
    Deposits                                                                       $ 192,897,488      $ 193,498,008
    Borrowed funds                                                                     2,940,000          3,100,000
    Official checks outstanding                                                        1,217,700            910,181
    Accrued interest payable                                                             793,387            952,447
    Other liabilities                                                                    735,863            547,609
                                                                                   -------------      -------------
                                                                                     198,584,438        199,008,245
                                                                                   -------------      -------------
STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share, no shares issued,
       100,000 authorized                                                                      0                  0
    Common stock, par value $.01 per share, 1,792,086 shares issued, 1,775,384
       outstanding, 2,400,000 shares authorized                                           17,921             17,921
    Additional paid-in capital                                                         8,131,746          8,131,746
    Treasury stock, at cost (16,702 shares at March 31, 2002 and                        (128,075)          (128,075)
        December 31, 2001)
    Retained earnings                                                                 11,678,197         11,413,945
    Accumulated other comprehensive loss, net of tax                                    (576,514)          (423,671)
                                                                                   -------------      -------------
    Total stockholders' equity                                                        19,123,275         19,011,866
                                                                                   -------------      -------------
              Total liabilities and stockholders' equity                           $ 217,707,713      $ 218,020,111
                                                                                   =============      =============

See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL OPERATIONS

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       ------------------
                                                                      2002            2001
                                                                      ----            ----
INTEREST REVENUES:
  Interest on loans                                                $2,518,968     $ 3,393,848
  Interest and dividends on securities                                808,982         786,533
  Other interest                                                       28,258         126,571
                                                                   ----------     -----------
                                                                    3,356,208       4,306,952
INTEREST EXPENSE:
  Interest on deposits                                              1,624,077       2,415,105
  Interest on borrowed funds                                           43,105         230,992
                                                                   ----------     -----------
                                                                    1,667,182       2,646,097
                                                                   ----------     -----------

NET INTEREST INCOME BEFORE PROVISION FOR
    LOAN LOSSES                                                     1,689,026       1,660,855
PROVISION FOR LOAN LOSSES                                             140,300         120,000
                                                                   ----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                                     1,548,726       1,540,855
                                                                   ----------     -----------
NON-INTEREST INCOME:
  Fees and service charges                                            247,492         185,561
  Service fee income, net                                              39,272          40,773
  Real estate operations, net                                           7,432          35,329
  Bank owned life insurance                                            70,341               0
  Net gain on sale of:
     Loans held for sale                                              114,070         147,038
     Securities available-for-sale                                          0          60,313
     Real estate owned                                                 27,379           4,389
                                                                   ----------     -----------
                                                                      505,986         473,403
                                                                   ----------     -----------
NON-INTEREST EXPENSE:
  Compensation and benefits                                           741,673         739,596
  Occupancy                                                           314,768         318,985
  Marketing and professional                                           49,763          34,751
  Other                                                               286,894         218,666
                                                                   ----------     -----------
                                                                    1,393,098       1,311,998
                                                                   ----------     -----------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                     661,614         702,260
INCOME TAX EXPENSE                                                    219,823         264,445
                                                                   ----------     -----------
INCOME BEFORE EXTRAORDINARY ITEM                                      441,791         437,815
EXTRAORDINARY ITEM, NET OF TAX BENEFIT OF $62,903                           0         107,587
                                                                   ----------     -----------
NET INCOME                                                         $  441,791     $   330,228
                                                                   ==========     ===========

Basic and diluted earnings per share before extraordinary item     $     0.25     $      0.25
Basic and diluted loss per share extraordinary item                $     0.00     $     (0.06)
Basic and diluted earnings per share                               $     0.25     $      0.19
Cash dividend per share                                            $     0.10     $      0.10
Weighted average basic and diluted shares outstanding               1,775,384       1,775,384

See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002

                                                                                                       Accumulated
                                                 Common Stock     Additional                              Other          Total
                                              ------------------   Paid-in    Treasury      Retained   Comprehensive Stockholders'
                                               Shares    Amount    Capital      Stock       Earnings    Gain (Loss)     Equity
                                              ---------  -------  ----------  ---------   ------------ ------------- ------------
BALANCE, December 31, 2000                    1,775,384  $17,921  $8,131,746  $(128,075)  $ 11,440,810   $(232,077)  $ 19,230,325
                                                                                                                     ------------
Comprehensive Income:
    Net income                                        0        0           0          0        330,228           0        330,228
    Change in unrealized gain (loss) on
       securities available-for-sale,
       net of tax                                     0        0           0          0              0     345,493        345,493
                                                                                                                     ------------
    Comprehensive Income                                                                                                  675,721

    Cash dividends declared ($.10 per share)          0        0           0          0       (177,538)          0       (177,538)
                                              ---------  -------  ----------  ---------   ------------   ---------   ------------
BALANCE, March 31, 2001                       1,775,384  $17,921  $8,131,746  $(128,075)  $ 11,593,500   $ 113,416   $ 19,728,508
                                              =========  =======  ==========  =========   ============   =========   ============


BALANCE, December 31, 2001                    1,775,384  $17,921  $8,131,746  $(128,075)  $ 11,413,945   $(423,671)  $ 19,011,866
                                                                                                                     ------------
    Comprehensive Income:
    Net income                                        0        0           0          0        441,791           0        441,791
    Change in unrealized gain (loss) on
       securities available-for-sale,
       net of tax                                     0        0           0          0              0    (152,844)      (152,844)
                                                                                                                     ------------
    Comprehensive Income                                                                                                  288,947
    Cash dividends declared ($.10 per share)          0        0           0          0       (177,538)          0       (177,538)
                                              ---------  -------  ----------  ---------   ------------   ---------   ------------
BALANCE March 31, 2002                        1,775,384  $17,921  $8,131,746  $(128,075)  $ 11,678,198   $(576,515)  $ 19,123,275
                                              =========  =======  ==========  =========   ============   =========   ============



See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC,
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                        -----------------------------
                                                                                            2002            2001
                                                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                          $    441,791     $    330,228
    Adjustment to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                          135,294          146,662
       Provision for loan losses                                                             140,300          120,000
       Amortization, net                                                                     (92,706)         (88,218)
       Increase in cash value of Bank owned life insurance                                   (70,341)               0
    Net gain on sale and write down of:
          Loans held for sale                                                               (114,070)        (147,038)
          Securities available-for-sale                                                            0          (60,313)
          Real estate owned                                                                  (27,379)          (4,389)
    Proceeds from sale of loans                                                           13,803,721       12,930,775
    Loans originated for sale                                                            (11,096,965)     (13,795,061)
    (Increase) decrease in accrued interest receivable                                      (100,549)         530,586
    Decrease in accrued interest payable                                                    (159,060)        (121,525)
    Decrease in other assets                                                                  52,484          177,048
    Increase in other liabilities                                                            188,254           30,769
                                                                                        ------------     ------------
              Net cash provided by operating activities                                    3,100,774           49,524
                                                                                        ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal collected on loans and securities                                           24,137,348       24,877,424
    Loans originated for portfolio                                                       (17,960,166)     (15,448,074)
    Net change in interest bearing deposits at other banks                                (3,197,595)      (2,184,944)
    Purchase of securities available-for-sale                                            (12,371,881)     (13,000,000)
    Proceeds from maturing and callable securities                                         6,000,000       15,000,000
    Proceeds from the sale of securities available-for-sale                                        0        3,060,313
    Purchase of premises and equipment                                                       (15,750)         (21,823)
    Proceeds from sales of real estate owned                                                 645,083          360,623
                                                                                        ------------     ------------
              Net cash (used in) provided by investing activities                         (2,762,961)      12,643,519
                                                                                        ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in passbook, NOW and money market deposit accounts                        1,014,032        2,595,997
    Proceeds from sales of time deposits                                                   5,598,685        7,042,075
    Payments on maturing time deposits                                                    (7,213,237)      (5,043,738)
    Payments on borrowed funds                                                              (160,000)     (17,400,000)
    Increase in official checks outstanding                                                  307,518          757,034
    Payments of cash dividends                                                              (177,538)        (177,538)
                                                                                        ------------     ------------
              Net cash used in financing activities                                         (630,540)     (12,226,170)
                                                                                        ------------     ------------
NET (DECREASE) INCREASE IN CASH                                                             (292,727)         466,873

CASH AT BEGINNING OF PERIOD                                                                3,342,141        3,480,036
                                                                                        ------------     ------------
CASH AT END OF PERIOD                                                                   $  3,049,414     $  3,946,909
                                                                                        ============     ============
SUPPLEMENTAL DISCLOSURES:
    Cash payments for interest on deposits and borrowed funds                           $  1,826,242     $  2,767,622
    Cash payments for income taxes                                                                 0          281,000
    Real estate acquired through foreclosure                                                  32,226          113,688

See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Pinnacle Bancshares, Inc. (the "Company") and Pinnacle Bank (the "Bank"), the Company's wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three period ended March 31, 2002, are not necessarily indicative of the results of operations which may be expected for the entire year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company's audited financial statements.

2.   EARNINGS PER SHARE:

The following table represents the earnings per share calculations for the three-month periods ended March 31, 2002 and 2001:

                                                                                                PER
                                                                                               SHARE
        FOR THE THREE MONTHS ENDED                                 NET INCOME      SHARES      AMOUNT
        --------------------------                                 ----------      ------      ------
         MARCH 31, 2002
            Basic earnings per share                                $ 441,791     1,775,384    $ 0.25
            Dilutive securities                                             0             0         0
                                                                    ---------     ---------    ------
            Diluted earnings per share                              $ 441,791     1,775,384    $ 0.25
                                                                    =========     =========    ======

         MARCH 31, 2001
            Basic earnings per share before extraordinary item      $ 437,815     1,775,384    $ 0.25
            Basic loss per share extraordinary item                  (107,587)    1,775,384     (0.06)
                                                                    ---------                  ------
            Basic earnings per share                                  330,228     1,775,384      0.19
            Dilutive securities                                             0             0         0
            Diluted earnings per share before extraordinary item      437,815     1,775,384      0.25
            Diluted loss per share extraordinary item                (107,587)    1,775,384     (0.06)
                                                                    ---------     ---------    ------
            Diluted earnings per share                              $ 330,228     1,775,384    $ 0.19
                                                                    =========     =========    ======

Options to purchase 48,500 shares of common stock at $10.125 per share and options to purchase 54,560 shares of common stock at $8.8125 per share were outstanding during the three months ended March 31, 2002 and 2001, respectively. These options were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options, which expire on August 28, 2006 and May 26, 2009, respectively, were outstanding at March 31, 2002 and 2001.

3.   NEW ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement eliminates the pooling of interests method for accounting for business combinations and requires intangible assets that meet certain criteria to be reported separately from goodwill. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. This statement also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and also be reviewed for impairment. Impairment losses resulting from the initial application of this statement are to be reported as a change in accounting principle. This statement is effective for fiscal years beginning after December 15, 2001, and must be applied to all goodwill and other intangible assets recognized in the financial statements. The Company adopted this statement effective January 1, 2002 and ceased amortization of goodwill. Amortization of goodwill that was discontinued amounted to $10,217 for the three months ended March 31, 2001 and 2000, respectively. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The effects of this statement did not have a material impact on the Company's financial position or results of operations upon adoption on January 1, 2002.

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also amends SFAS No. 113, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective May 15, 2002. The effects of this statement will not have a material impact on the Company's consolidated financial position or results of operations.

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

The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions, which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 2002 AND DECEMBER 31, 2001. Total assets were $217.7 million, at March 31, 2002, as compared to $218.0 million at December 31, 2001. Total loans receivable, net decreased approximately $5.4 million primarily due to refinancing activities and principal repayments. Available-for-sale securities increased approximately $5.4 million due to purchases exceeding calls and maturities. During the three-month period ended March 31, 2002, the Bank purchased $9.0 million in agency securities and $3.4 million in mortgage-backed securities. Also during the three-month period ended March 31, 2002, the Bank had $4.0 million in agency securities called and $2.0 million to mature. Total cash and interest bearing deposits increased approximately $2.9 million during the three-month period ended March 31, 2002.

At March 31, 2002, the Company's investment portfolio of $67.2 million consisted primarily of U.S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as "available-for-sale," which is marked-to-market with the unrealized gains/losses reflected directly in stockholders' equity, net of taxes.

Total real estate owned decreased $734,000 to $1.6 million at March 31, 2002 as compared to $2.3 million at December 31, 2001. This decrease was primarily due to sales of real estate owned.

Total deposits decreased $600,000 to $192.9 million at March 31, 2002 as compared to $193.5 million at December 31, 2001. This increase was primarily due to rate competition.

RESULTS OF OPERATIONS-COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001. For the three months ended March 31, 2002, net income was $442,000, compared with net income of $330,000 for the three months ended March 31, 2001. Net interest income after the provision for loan losses for the three months ended March 31, 2002, was $1,549,000, compared with $1,541,000 in the same period last year. The Company's net interest margin increased to 3.40% for the three months ended March 31, 2002 from 3.10% for the three months ended March 31, 2001. In addition there were some improvement in non-performing assets at March 31, 2002 compared to 2001 year end. This was primarily due to a decrease in real estate owned of $734,000 and a decrease in non-performing loans of $119,000 during the three months ended March 31, 2002.

If rates were to rise rapidly, net income may be adversely affected. Under a scenario simulating a hypothetical 100 basis point rate increase applied to all fixed rate interest-earning assets and interest-bearing liabilities, the

Company would expect a net loss in the fair value of the underlying instruments of approximately $2,719,000. This hypothetical loss is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

The Bank's yield on interest-earning assets decreased from approximately 8.09% in the three-month period ended March 31, 2001 to approximately 6.71% in the current year period. This decrease was due to a decrease in interest rates as well as a decrease in the average balance of interest-earning assets of approximately $12.9 million. The Bank's cost of funds decreased from approximately 5.2% in the three-month period ended March 31, 2001 to approximately 3.4% in the current year period. This decrease was due to a decrease in interest rates as well as a decrease in the average balance of interest bearing liabilities of approximately $7.4 million.

Non-interest income, which includes fees and service charges, real estate operations, net gain (loss) on sale of loans, Bank owned life insurance and other income increased $33,000 in the three-month period ended March 31, 2002, as compared to the three-month period ended March 31, 2001. The increase was due primarily to an increase in the surrender value of Bank owned life insurance of $70,000, an increase in fees and service charges of $62,000, and an increase in the gain on sale of real estate owned of $23,000. This increase was offset by a decrease in the gain on sale of securities of $60,000, a decrease in the gain on sale of mortgage loans of $33,000, a decrease in real estate operations, net of $28,000 as well as slight decrease in all other non-interest income.

Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates, which take into account historical experience, the amount of non-performing assets, and general economic conditions. The Bank determined an additional $140,000 was required for the three-month period ended March 31, 2002. It is management's opinion that the allowance for loan losses at March 31, 2002 is adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank's exposure to losses and may increase the allowance for loan losses in the future if it deems necessary.

Non-interest expense increased $81,000 in the three-month periods ended March 31, 2002, respectively, as compared to the corresponding prior year period. This was primarily a result of an increase in marketing and professional expense of $15,000, and increase in all other non-interest expense of $66,000.

EXTRAORDINARY EXPENSE. In the first quarter of 2001, the Company incurred an extraordinary expense, net of tax benefit, of $108,000 due to prepayment penalties on Federal Home Loan Bank advances totaling $16.5 million. The Bank determined to use a portion of its excess liquidity to prepay these advances which would have matured in July, November and December of 2001.

CAPITAL RESOURCES: Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Bank's principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the Federal Home Bank of Atlanta and other borrowing sources. At March 31, 2002, the Bank's total loan commitments, including construction loans in process and unused lines of credit, were approximately $20.0 million. Management believes that the Bank's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At March 31, 2002 the Company and the Bank exceeded all regulatory capital requirements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PINNACLE BANCSHARES, INC


DATE:   May 15, 2002                     BY:    /s/ Robert B. Nolen Jr.
        ------------                            --------------------------------
                                                Robert B. Nolen, Jr.
                                                President and Chief
                                                Executive Officer
                                                (Principal Executive Officer and
                                                Principal Financial Officer)


                                         BY:    /s/ Marie Guthrie
                                                --------------------------------
                                                Marie Guthrie
                                                Treasurer
                                                (Principal Accounting Officer)