Form 10QSB
period 2002-06-30
PINNACLE BANCSHARES INC
filed 2002-08-14
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to ______________

Commission file number 1-12707

                            Pinnacle Bancshares, Inc.
                            -------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                     Delaware                       72-1370314
                     --------                       ----------
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

Yes [X]        No [ ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2002: 1,775,384 shares of common stock.

         Transitional Small Business Disclosure Format (check one):

Yes [ ]        No [X]

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                         PAGE
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Condition at June 30, 2002
and December 31, 2001. (Unaudited)                                                                         3

Condensed Consolidated Statements of Operations for the three-months ended June
 30, 2002 and 2001 and for the six-months ended June 30, 2002
 and 2001 (Unaudited).                                                                                     4

Condensed Consolidated Statements of Stockholders' Equity for the six-months
 ended June 30, 2002 and June 30, 2001 (Unaudited).                                                        5

Condensed Consolidated Statements of Cash Flows for six-months ended
 June 30, 2002 and June 30, 2001 (Unaudited).                                                              6

Notes to Unaudited Condensed Consolidated Financial Statements.                                            7

The Condensed Consolidated Financial Statements furnished have not been audited by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial condition and the results for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                         11

                                     PART II
                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               14


ITEM 5. EXHIBIT AND REPORTS ON FORM 8-K                                                                   14

SIGNATURES                                                                                                15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PINNACLE BANCSHARES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                JUNE 30,             DECEMBER 31,
                                                                                  2002                  2001
                                                                              -------------         -------------
ASSETS:
    Cash on hand and in banks                                                 $   3,340,503         $   3,342,141
    Interest-bearing deposits in other banks                                      2,483,342             2,466,389
    Securities available-for-sale                                                80,462,489            61,837,748
    Loans held for sale                                                           1,215,577             3,874,627
    Loans receivable, net of allowance for loan losses
       of  $1,273,911 and $1,308,186, respectively                              123,141,870           131,284,423
    Real estate owned, net                                                        1,533,209             2,345,440
    Premises and equipment, net                                                   5,811,731             6,036,065
    Goodwill                                                                        306,488               306,488
    Bank owned life insurance                                                     4,087,968             3,947,286
    Accrued interest receivable                                                   1,505,204             1,676,215
    Other assets                                                                    526,294               903,289
                                                                              -------------         -------------
              Total assets                                                    $ 224,414,675         $ 218,020,111
                                                                              =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
    Deposits                                                                  $ 193,903,977         $ 193,498,008
    Borrowed funds                                                                7,340,000             3,100,000
    Official checks outstanding                                                   1,172,561               910,181
    Accrued interest payable                                                        838,486               952,447
    Other liabilities                                                               927,352               547,609
                                                                              -------------         -------------
                                                                                204,182,376           199,008,245
                                                                              =============         =============

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share, no shares issued,
       100,000 authorized                                                                 0                     0
    Common stock, par value $.01 per share, 1,792,086 shares issued,
       1,775,384 outstanding, 2,400,000 shares authorized                            17,921                17,921
    Additional paid-in capital                                                    8,131,746             8,131,746
    Treasury stock, at cost (16,702 shares at June 30, 2002 and                    (128,075)             (128,075)
        December 31, 2001)
    Retained earnings                                                            12,016,410            11,413,945
    Accumulated other comprehensive income (loss), net of tax                       194,297              (423,671)
                                                                              -------------         -------------
    Total stockholders' equity                                                   20,232,299            19,011,866
                                                                              -------------         -------------
              Total liabilities and stockholders' equity                      $ 224,414,675         $ 218,020,111
                                                                              =============         =============

See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            JUNE 30,                       JUNE 30,
                                                                     2002            2001            2002            2001
                                                                  -----------     -----------     -----------    -----------
INTEREST REVENUES:
  Interest on loans                                               $ 2,379,163     $ 3,145,662     $ 4,898,131    $ 6,539,510
  Interest and dividends on securities                                894,694         844,470       1,703,676      1,631,004
  Other interest                                                       28,509          28,684          56,767        155,254
                                                                  -----------     -----------     -----------    -----------
                                                                    3,302,366       4,018,816       6,658,574      8,325,768
INTEREST EXPENSE:
  Interest on deposits                                              1,517,771       2,320,750       3,141,848      4,735,856
  Interest on borrowed funds                                           42,841          62,034          85,946        293,026
                                                                  -----------     -----------     -----------    -----------
                                                                    1,560,612       2,382,784       3,227,794      5,028,882
                                                                  -----------     -----------     -----------    -----------
NET INTEREST INCOME BEFORE PROVISION FOR
    LOAN LOSSES                                                     1,741,754       1,636,032       3,430,780      3,296,886
PROVISION FOR LOAN LOSSES                                             120,000         670,000         260,300        790,000
                                                                  -----------     -----------     -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                                     1,621,754         966,032       3,170,480      2,506,886
                                                                  -----------     -----------     -----------    -----------
NON-INTEREST INCOME:
  Fees and service charges                                            253,882         210,757         501,374        396,317
  Service fee income, net                                              39,384          40,096          78,656         80,869
  Bank owned life insurance                                            70,342           5,157         140,682          5,157
  Real estate operations, net                                          32,031          34,151          39,463         69,480
  Net gain (loss) on sale or write-down of:
     Loans held for sale                                              140,039         164,757         254,109        311,796
     Securities available-for-sale                                     20,156               0          20,156         60,313
     Real estate owned and other assets                                (7,104)         (5,598)         20,275         (1,210)
                                                                  -----------     -----------     -----------    -----------
                                                                      548,730         449,320       1,054,715        922,722
                                                                  -----------     -----------     -----------    -----------
NON-INTEREST EXPENSE:
Compensation and benefits                                             761,831         749,238       1,503,504      1,488,834
Occupancy                                                             319,678         300,380         634,446        619,365
Marketing and professional                                             54,244          46,281         104,007         81,032
Other                                                                 254,982         231,250         541,875        526,501
                                                                  -----------     -----------     -----------    -----------
                                                                    1,390,735       1,327,149       2,783,832      2,715,732
                                                                  -----------     -----------     -----------    -----------
INCOME BEFORE INCOME TAX EXPENSE AND
EXTRAORDINARY ITEM                                                    779,749          88,203       1,441,363        713,876
INCOME TAX EXPENSE                                                    263,999         (17,368)        483,822        170,490
                                                                  -----------     -----------     -----------    -----------
INCOME BEFORE EXTRAORDINARY ITEM                                      515,750         105,571         957,541        543,386
EXTRAORDINARY ITEM, NET OF TAX BENEFIT OF $62,903                           0               0               0        107,587
                                                                  -----------     -----------     -----------    -----------
NET INCOME                                                        $   515,750     $   105,571     $   957,541    $   435,799
                                                                  ===========     ===========     ===========    ===========

Basic and diluted earnings per share before extraordinary item    $      0.29     $      0.06     $      0.54    $      0.31
Basic and diluted earnings per share extraordinary item           $      0.00     $      0.00     $      0.00    $     (0.06)
Basic and diluted earnings per share                              $      0.29     $      0.06     $      0.54    $      0.25
Cash Dividend per share                                           $      0.10     $      0.10     $      0.20    $      0.20
Weighted average basic shares outstanding                           1,775,384       1,775,384       1,775,384      1,775,384
Weighted average diluted shares outstanding                         1,784,214       1,775,384       1,777,591      1,775,384

See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002


                                               Common Stock       Additional
                                           --------------------    Paid-in        Treasury
                                              Shares     Amount    Capital         Stock
                                           ==========   =======   ==========     ==========
BALANCE, December 31, 2000                  1,775,384   $17,921   $8,131,746     $ (128,075)

 Comprehensive Income:
  Net income                                        0         0            0              0
  Change in fair value of securities
   available-for-sale, net of tax                   0         0            0              0

 Comprehensive Income
 Cash dividends declared ($.20 per share)           0         0            0              0
                                           ------------------------------------------------
BALANCE, June 30, 2001                      1,775,384   $17,921   $8,131,746     $ (128,075)
                                           ==========   =======   ==========     ==========


BALANCE, December 31, 2001                  1,775,384   $17,921   $8,131,746     $ (128,075)
 Comprehensive Income:
   Net income                                       0         0            0              0
 Change in fair value of securities
   available-for-sale, net of tax                   0         0            0              0
 Comprehensive Income
 Cash dividends declared ($.20 per share)           0         0            0              0
                                           ------------------------------------------------
BALANCE June 30, 2002                      1,775,384    $17,921  $  8,131,746    $ (128,075)
                                           ================================================

                                                         Accumulated
                                                            Other           Total
                                            Retained    Comprehensive    Stockholders'
                                            Earnings    Income (Loss)       Equity
                                           ============ -------------    --===========
BALANCE, December 31, 2000                 $11,440,810    $ (232,077)     $19,230,325
                                                                          -----------
 Comprehensive Income:
  Net income                                   435,799             0          435,799
  Change in fair value of securities
   available-for-sale, net of tax                    0       343,440          343,440
                                                                          -----------
 Comprehensive Income                                                         779,239
 Cash dividends declared ($.20 per share)     (355,077)            0         (355,077)
                                           ------------------------------------------
BALANCE, June 30, 2001                     $ 11,521,532   $  111,363      $19,654,487
                                           ============   ==========      ===========


BALANCE, December 31, 2001                 $ 11,413,945   $   (423,671)   $19,011,866
                                                                          -----------
 Comprehensive Income:
   Net income                                   957,541              0        957,541
 Change in fair value of securities
   available-for-sale, net of tax                     0        617,968        617,968
                                                                          -----------
 Comprehensive Income                                                       1,575,509
 Cash dividends declared ($.20 per share)      (355,076)             0       (355,076)
                                           ------------------------------------------
BALANCE June 30, 2002                      $ 12,016,410     $   194,297   $20,232,299
                                           ==========================================

See accompanying notes to condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC,
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 FOR THE SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                             -----------------------------------
                                                                                                 2002                  2001
                                                                                             -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                               $     957,541         $     435,799
    Adjustment to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                                267,866               290,103
       Provision for loan losses                                                                   260,300               790,000
       Amortization, net                                                                          (217,354)             (166,136)
       Increase in cash surrender value of Bank owned life insurance                              (140,682)               (5,157)
          Net (gain) loss sale or write down of:
       Loans held for sale                                                                        (254,109)             (311,796)
       Securities available-for-sale                                                               (20,156)              (60,313)
       Real estate owned and other assets                                                          (20,275)                1,210
          Proceeds from sale of loans                                                           25,596,888            27,130,419
    Loans originated for sale                                                                  (22,683,729)          (28,246,884)
    Decrease in accrued interest receivable                                                        171,011               528,046
    Decrease in accrued interest payable                                                          (113,961)             (110,100)
    Decrease in other assets                                                                       376,995               134,584
    Increase in other liabilities                                                                  (40,890)             (100,349)
                                                                                             -------------         -------------
              Net cash provided by operating activities                                          4,139,445               309,426
                                                                                             -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Principal collected on loans and securities                                                 45,263,217            49,941,252
    Loans originated for portfolio                                                             (36,227,145)
                                                                                                                     (39,406,384)
    Net change in interest bearing deposits at other banks                                         (16,953)           (1,252,786)
    Purchase of Bank owned life insurance                                                                0            (3,814,502)
    Purchase of securities available-for-sale                                                  (31,163,622)          (28,000,000)
    Proceeds from maturing and called securities                                                 9,000,000            27,000,000
    Proceeds from the sale of securities available-for-sale                                      3,020,156             3,060,313
    Purchase of premises and equipment                                                             (43,532)              (67,907)
    Sales of premises and equipment                                                                      0                 5,500
    Proceeds from sales of real estate owned                                                     1,473,523               582,343
                                                                                             -------------         -------------
              Net cash (used in) provided by investing activities                               (8,694,356)            8,047,829
                                                                                             -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in passbook, NOW and money market deposit accounts                                868,549             2,134,528
    Proceeds from sales of time deposits                                                        11,843,231            11,814,499
    Payments on maturing time deposits                                                         (12,305,811)          (11,378,251)
    Payments on borrowed funds                                                                    (160,000)          (25,000,000)
    Proceeds from borrowed funds                                                                 4,400,000            14,300,000
    Increase in official checks outstanding                                                        262,380               590,883
    Payments of cash dividends                                                                    (355,076)             (355,077)
                                                                                             -------------         -------------
              Net cash provided by (used in) financing activities                                4,553,273            (7,893,418)
                                                                                             -------------         -------------
NET (DECREASE) INCREASE IN CASH                                                                     (1,638)              463,837

CASH AT BEGINNING OF PERIOD                                                                      3,342,141             3,480,036
                                                                                             -------------         -------------
CASH AT END OF PERIOD                                                                        $   3,340,503         $   3,943,873
                                                                                             =============         =============
SUPPLEMENTAL DISCLOSURES:
    Cash payments for interest on deposits and borrowed funds                                    3,341,755         $   5,138,983
    Cash payments for income taxes                                                                 285,000               361,281
    Real estate acquired through foreclosure                                                       651,722               661,336

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

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results of operations which may be expected for the entire year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company's audited financial statements.

2.       EARNINGS PER SHARE:

The following table represents the earnings per share calculations for the three and six month periods ended June 30, 2002 and 2001:

                                                                                                      PER
                                                                                                     SHARE
        FOR THE THREE MONTHS ENDED                                      NET INCOME      SHARES       AMOUNT
                                                                        ----------     ---------     ------
         JUNE 30, 2002
             Basic earnings per share                                    $ 515,750     1,775,384     $0.29
             Dilutive securities                                                 0         8,830         0
                                                                         ---------     ---------     -----
             Diluted earnings per share                                    515,750     1,784,214     $0.29
                                                                         =========     =========     =====


                                                                                                      PER
                                                                                                     SHARE
        FOR THE THREE MONTHS ENDED                                      NET INCOME      SHARES       AMOUNT
                                                                        ----------     ---------     ------
         JUNE 30, 2001
             Basic earnings per share                                    $ 105,750     1,775,384     $0.06
             Dilutive securities                                                 0             0         0
                                                                         ---------     ---------     -----
             Diluted earnings per share                                  $ 105,750     1,775,884     $0.06
                                                                         =========     =========     =====


                                                                                                      PER
                                                                                                     SHARE
        FOR THE SIX MONTHS ENDED                                        NET INCOME      SHARES       AMOUNT
                                                                        ----------     ---------     -----
         JUNE 30, 2002
             Basic earnings per share                                    $ 957,541     1,775,384     $0.54
             Dilutive securities                                                 0         2,207         0
                                                                         ---------     ---------     -----
             Diluted earnings per share                                    957,541     1,777,591     $0.54
                                                                         =========     =========     =====


                                                                                                      PER
                                                                                                     SHARE
        FOR THE SIX MONTHS ENDED                                        NET INCOME      SHARES       AMOUNT
                                                                        ----------     ---------     -----
         JUNE 30, 2001
             Basic earnings per share before extraordinary item            543,386     1,775,384     $0.31
             Basic (loss) per share extraordinary item                    (107,587)    1,775,384     (0.06)
                                                                         ---------     ---------     -----
             Basic earnings per share                                      435,799     1,775,384     0.25
             Dilutive securities                                                 0             0         0
             Diluted earnings per share before extraordinary item          543,386     1,775,384      0.31
             Diluted (loss) per share extraordinary item                  (107,587)    1,775,384     (0.06)
                                                                         ---------     ---------     -----
             Diluted earnings per share                                  $ 435,799     1,775,384     $0.25
                                                                         =========     =========     =====

Options to purchase 45,500 shares of common stock at $10.125 per share and options to purchase 54,560 shares of common stock at $8.8125 per share were outstanding during the three and six months ended June 30, 2002 and 2001, respectively. The options, which expire on August 28, 2006 and May 26, 2009, respectively, were anti-dilutive during the three and six month periods ended June 30, 2001.

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

Goodwill recognized in business combinations is not amortized, but is tested for impairment under the provisions of SFAS 142 at a level of reporting referred to as a reporting unit. To the extent a reporting unit's carrying amount exceeds it fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second step of the impairment test. In the second step, if the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests in certain circumstances. The first step of the initial goodwill impairment test was completed by June 30, 2002 as required by SFAS 142. After performing this initial step, no goodwill impairment was indicated.

The Company had no changes in the carrying amount of goodwill from December 31, 2001 to June 30, 2002. Also, the company has no intangible assets other than goodwill.

The following table is a reconciliation of net income, basic earnings per share, and diluted earnings per share with and without goodwill amortization:

                                                    THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,

                                                       2002           2001           2002           2001
                                                     --------       --------       --------       --------
              Reported net income                    $515,750       $105,750       $957,541       $435,799
              Add back:  goodwill amortization              0         10,217              0         20,433
                                                     --------       --------       --------       --------
              Adjusted net income                    $515,750       $115,967       $957,541       $456,232
                                                     ========       ========       ========       ========

             Basic earnings per share:
                Reported net income                  $   0.29       $   0.06       $   0.54       $   0.25
                Goodwill amortization                       0           0.01              0           0.01
                                                     --------       --------       --------       --------
                 Adjusted net income                 $   0.29       $   0.07       $   0.54       $   0.26
                                                     ========       ========       ========       ========

             Diluted earnings per share:
                Reported net income                  $   0.29       $   0.06       $   0.54       $   0.25
                Goodwill amortization                       0           0.01              0           0.01
                                                     --------       --------       --------       --------
                 Adjusted net income                 $   0.29       $   0.07       $   0.54       $   0.26
                                                     ========       ========       ========       ========

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

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also amends SFAS No. 113, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for fiscal years beginning after May 15, 2002. The effects of this statement are not expected to have a material impact on the Company's consolidated financial position or results of operations; however, the statement will cause the Company to reclassify its loss on early extinguishment of debt during fiscal 2001 as a component of ordinary income.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effects of this statement are not expected to have a material impact on the Company's financial position or results of operations upon adoption on January 1, 2003.

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

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2002 AND DECEMBER 31, 2001. Total assets were $224.4 million, at June 30, 2002, as compared to $218.0 million at December 31, 2001. Total loans receivable, net decreased approximately $8.2 million primarily due to refinancing activities and principal repayments. Available-for-sale securities increased approximately $18.6 million due to purchases exceeding calls and maturities. During the six-month period ended June 30, 2002 the Bank had $6.0 million in agency securities called and $3.0 million to mature. Also, during the six-month period ending June 30, 2002, the Bank sold $3.0 million in agency securities. Gross gains of $20,000 were realized on these sales and no losses were realized on these sales. With the proceeds from these calls, maturities and sales of securities-available-for-sale, combined with the proceeds from loan principal repayments and FHLB advances, the Bank purchased $23.0 million in agency securities and $8.2 million in mortgage-backed securities during the six-months ended June 30, 2002.

At June 30, 2002 the Company's investment portfolio of $80.5 million consisted primarily of U. S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as "available-for-sale," which is marked-to-market with the unrealized gains/losses reflected directly in stockholders' equity, net of taxes.

Total real estate owned decreased $812,000 to $1.5 million at June 30, 2002 as compared to $2.3 million at December 31, 2001. This decrease was due to sales of real estate owned of $1.4 million exceeding foreclosures of $652,000.

Total deposits increased $400,000 to $193.9 million at June 30, 2002 as compared to $193.5 million at December 31, 2001. This relatively slight increase was primarily due to rate competition.

During the six-month period ended June 30, 2002 the Bank increased it borrowed funds by $4.2 million. The proceeds from borrowed funds were used to purchase agency securities due to favorable spread.

RESULTS OF OPERATIONS-COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001. For the three-months ended June 30, 2002, net income was $516,000, compared with net income of $106,000 for the three-months ended June 30, 2001. Net interest income after the provision for loan losses for the three-months ended June 30, 2002, was $1,622,000, compared with $966,000 in the same period last year. For the six-months ended June 30, 2002, net income was $957,000, compared with net income of $436,000 for the six-months ended June 30, 2001. This increase in net income for the six-months ended June 30, 2002 was achieved despite a decrease in interest income of $1,667,000 primarily due to lower prevailing interest rates on the Company's various funding sources. Net interest income after the provision for loan losses for the six-months ended June 30, 2002, was $3,170,000, compared with $2,507,000 in the same period last year. The Company's net interest margin increased to 3.45% for the three-months ended June 30, 2002, from 3.20% for the three-months ended June 30, 2001. The Company's net interest margin increased to 3.42% for the six-months ended June 30, 2002, from 3.15% for the six-months ended June 30, 2001. The Company's net interest margin increased as market interest rates stabilized at lower levels. The provision for loan losses decreased from $670,000 to $120,000 and from $790,000 to $260,300 for the three and six-month periods ended June 30, 2002 as compared with June 30, 2001, respectively. This was the result of a decline in non-performing loans.

If rates were to rise rapidly, net income may be adversely affected. Under a scenario simulating a hypothetical 100 basis point rate increase applied to all fixed rate interest-earning assets and interest-bearing liabilities, the Company would expect a net loss in the fair value of the underlying instruments of approximately $1,054,000. This hypothetical loss is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

Economic conditions in most of the Company's principal market areas are currently weak. Further weakness in these conditions could cause an increase in the Company's non-performing assets and a deterioration in the company's asset quality.

The Bank's yield on interest-earning assets decreased from approximately 7.84% in the three-month period ended June 30, 2001 to approximately 6.53% in the current year period. This decrease was due to a decrease in interest rates as well as a decrease in the average balance of interest-earning assets of approximately $3.0 million driven by a decrease in loans. The Bank's yield on interest-earning assets decreased from approximately 7.97% in the six-month period ended June 30, 2001 to approximately 6.62% in the current year period. This decrease was due to a decrease in interest rates as well as a decrease in the average balance of interest-earning assets of approximately $8.0 million driven mainly by a decrease in loans. The Bank's cost of funds decreased from approximately 4.75% at June 30, 2001 to approximately 3.02% in the current year period. This decrease was due to a decrease in interest rates as well as a decrease in the average balance of interest bearing liabilities of approximately $3.2 million.

Non-interest income, which includes fees and service charges, real estate operations, net gain (loss) on sale of loans, Bank owned life insurance and other income increased $99,000 in the three-month period ended June 30, 2002, as compared to the three-month period ended June 30, 2001. The increase was due primarily to an increase in the cash surrender value of Bank owned life insurance of $65,000, an increase in fees and service charges of $43,000, and an increase in the gain on sale of securities available-for-sale of $20,000. These combined increases were offset by a decrease in the gain on sale of mortgage loans of $25,000 as well as slight decrease in all other non-interest income. Non-interest income increased $132,000 in the six-month period ended June 30, 2002, as compared to the six-month period ended June 30, 2001. The increase was due primarily to an increase in the cash surrender value of Bank owned life insurance of $136,000, an increase in fees and service charges of $105,000, and an increase in the gain on sale of real estate owned of $24,000. These combined increases were offset by a decrease in the gain on sale of mortgage loans of $58,000, a decrease in real estate operations, net of $30,000, a decrease in the gain on sale of securities available-for sale of $40,000 as well as slight decrease in all other non-interest income.

Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates, which take into account historical experience, the amount of non-performing assets, and general economic conditions. The Bank determined an additional $670,000 was required for the three-month period ended June 30, 2001 and an additional $790,000 was required for the six-month period ended June 30, 2001. The Bank determined an additional $120,000 was required for the three-month period ended June 30, 2002 and an additional $260,000 was required for the six-month period ended June 30, 2002. The decrease in the provision for loan losses for the three and six-month period ended

June 30, 2002 was the result of improvements in non-performing assets. It is management's opinion that the allowance for loan losses at June 30, 2002 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank's exposure to losses and may adjust the allowance for loan losses in the future if it deems necessary.

Non-interest expense increased $64,000 in the three-month period ended June 30, 2002, respectively, as compared to the corresponding prior year period. This was primarily a result of an increase in compensation and benefits of $13,000, an increase in occupancy expense of $19,000, an increase in marketing and professional expense of $8,000, and an increase all other non-interest expense of $24,000. Non-interest expense increased $68,000 in the six-month periods ended June 30, 2002, respectively, as compared to the corresponding prior year period. This increase was primarily a result of an increase in compensation and benefits of $15,000, an increase in occupancy expense of $15,000, an increase in marketing and professional expense of $23,000, and an increase in all other non-interest expense of $15,000. These increases in non-interest expenses for both the three and six months ended June 30, 2002 were not the result of any single significant factor.

EXTRAORDINARY EXPENSE. In the first quarter of 2001, the Company incurred an extraordinary expense, net of tax benefit, of $108,000 due to penalties on the prepayment of Federal Home Loan Bank advances totaling $16.5 million. The Bank determined to use a portion of its excess liquidity to prepay these advances, which would have matured in July, November and December of 2001.

CAPITAL RESOURCES: Historically, funds provided by operations, mortgage loan principal repayments, savings deposits and short-term borrowings have been the Bank's principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the Federal Home Bank of Atlanta and other borrowing sources. At June 30, 2002, the Bank's total loan commitments, including construction loans in process and unused lines of credit, were approximately $22.0 million. Management believes that the Bank's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At June 30, 2002, the Company and the Bank exceeded all regulatory capital requirements.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 22, 2002, the Company held its Annual Meeting of Stockholders at which the following matter was considered voted on.

         PROPOSAL I- ELECTION OF DIRECTORS

         NOMINEES          FOR              WITHHELD          TERM
         --------          ---              --------          ----
         O. H. Brown       1,413,627        192,236           3 Years

         Sam W. Murphy     1,411,327        194,536           3 Years

         Al. H. Simmons    1,413,627        192,236           3 Years

There were no abstentions or broker non-votes.


ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PINNACLE BANCSHARES, INC



DATE: August 14, 2002               BY:  /s/ Robert B. Nolen Jr.
      ---------------                    --------------------------------------
                                         Robert B. Nolen, Jr.
                                         President and Chief
                                         Executive Officer
                                         (Principal Executive Officer and
                                         Principal Financial Officer)

                                         /s/ Marie Guthrie
                                         --------------------------------------
                                         Marie Guthrie
                                         Treasurer
                                         (Principal Accounting Officer)