Form 10QSB
period 2002-09-30
PINNACLE BANCSHARES INC
filed 2002-11-15
CIK 1022243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number: 001-12707

PINNACLE BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1370314 (IRS Employer Identification Number)

1811 Second Avenue, Jasper Alabama (Address of principal executive offices)	35502-1388 (Zip code)

(205) 221-4111
(Issuer's telephone number)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

     The number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2002: 1,775,384 shares of common stock.

     Transitional Small Business Disclosure Format (check one):

Yes [ ]	No [X]

CONTENTS

PART I FINANCIAL INFORMATION	Page

Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition at September 30, 2002
and December 31, 2001 (Unaudited)	3

Condensed Consolidated Statements of Operations for the three-months ended
September 30, 2002 and 2001 and for the nine-months ended September 30, 2002
and 2001 (Unaudited).	4

Condensed Consolidated Statements of Stockholders’ Equity for the nine-months
ended September 30, 2002 and September 30, 2001 (Unaudited).	5

Condensed Consolidated Statements of Cash Flows for the nine-months ended
September 30, 2002 and September 30, 2001 (Unaudited).	6

Notes to Unaudited Condensed Consolidated Financial Statements.	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	13

Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	14

Signatures	15

Certifications	16

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2002	2001

ASSETS:
Cash on hand and in banks	$3,323,272	$3,342,141
Interest-bearing deposits in other banks	2,079,977	2,466,389
Securities available-for-sale	75,243,790	61,837,748
Loans held for sale	843,065	3,874,627
Loans receivable, net of allowance for loan losses of $1,263,045 and $1,308,186, respectively	121,625,531	131,284,423
Real estate owned, net	1,469,638	2,345,440
Premises and equipment, net	5,750,972	6,036,065
Goodwill	306,488	306,488
Bank owned life insurance	4,158,309	3,947,286
Accrued interest receivable	1,641,872	1,676,215
Other assets	617,298	903,289

Total assets	$217,060,212	$218,020,111

LIABILITIES AND STOCKHOLDERS’ EQUITY:

LIABILITIES:
Deposits	$190,055,636	$193,498,008
Borrowed funds	2,940,000	3,100,000
Official checks outstanding	1,190,891	910,181
Accrued interest payable	736,883	952,447
Other liabilities	1,362,415	547,609

	196,285,825	199,008,245

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share, no shares issued, 100,000 authorized	0	0
Common stock, par value $.01 per share, 1,792,086 shares issued, 1,775,384 outstanding, 2,400,000 shares authorized	17,921	17,921
Additional paid-in capital	8,131,746	8,131,746
Treasury stock, at cost (16,702 shares at September 30, 2002 and December 31, 2001)	(128,075)	(128,075)
Retained earnings	12,311,896	11,413,945
Accumulated other comprehensive income (loss), net of tax	440,899	(423,671)

Total stockholders’ equity	20,774,387	19,011,866

Total liabilities and stockholders’ equity	$217,060,212	$218,020,111

See accompanying notes to condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

INTEREST REVENUES:
Interest on loans	$2,347,648	$3,052.058	$7,245,780	$9,591,568
Interest and dividends on securities	973,130	787,737	2,676,805	2,418,741
Other interest	8,172	40,178	64,940	195,432

	3,328,950	3,879,973	9,987,525	12,205,741
INTEREST EXPENSE:
Interest on deposits	1,417,973	2,174,874	4,559,821	6,910,730
Interest on borrowed funds	52,691	50,505	138,637	343,531

	1,470,664	2,225,379	4,698,458	7,254,261

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,858,286	1,654,594	5,289,067	4,951,480
PROVISION FOR LOAN LOSSES	120,000	451,650	380,300	1,241,650

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,738,286	1,202,944	4,908,767	3,709,830

NON-INTEREST INCOME:
Fees and service charges	271,925	221,972	773,299	618,289
Service fee income, net	39,812	38,892	118,468	119,761
Bank owned life insurance	70,341	60,143	211,024	65,300
Real estate operations, net	31,202	29,870	70,665	99,350
Net gain (loss) on sale or write-down of:
Loans held for sale	127,022	132,829	381,132	444,625
Securities available-for-sale	17,785	0	37,941	60,313
Real estate owned and other assets	(15,709)	(142,933)	4,566	(144,143)

	542,378	340,733	1,597,095	1,263,495

NON-INTEREST EXPENSE:
Compensation and benefits	765,773	719,770	2,269,277	2,208,604
Occupancy	501,644	304,160	1,136,090	923,525
Marketing and professional	49,201	50,588	153,208	131,620
Other	253,255	223,403	795,133	673,317

	1,569,873	1,297,921	4,353,708	3,937,066

INCOME BEFORE INCOME TAX EXPENSE AND EXTRAORDINARY ITEM	710,791	245,796	2,152,154	1,036,259
INCOME TAX EXPENSE	237,766	81,662	721,588	328,739

INCOME BEFORE EXTRAORDINARY ITEM	473,025	164,134	1,430,566	707,520
EXTRORDINARY ITEM, NET OF TAX BENEFIT OF $62,903	0	0	0	107,587
NET INCOME	$473,025	$164,134	$1,430,566	$599,933

Basic earnings per share before extraordinary item	$0.27	$0.09	$0.81	$0.40
Basic earnings per share extraordinary item	$0.00	$0.00	$0.00	$(0.06)
Basic earnings per share	$0.27	$0.09	$0.81	$0.34
Diluted earnings per share before extraordinary item	$0.27	$0.09	$0.80	$0.40
Diluted earnings per share extraordinary item	$0.00	$0.00	$0.00	$(0.06)
Diluted earnings per share	$0.27	$0.09	$0.80	$0.34
Cash dividends per share	$0.10	$0.10	$0.30	$0.30
Weighted average basic shares outstanding	1,775,384	1,775,384	1,775,384	1,775,384
Weighted average diluted shares outstanding	1,783,769	1,775,384	1,779,688	1,775,384

See accompanying notes to condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

						Accumulated
						Other
						Compre-
			Additional			hensive	Total
	Common Stock		Paid-in	Treasury	Retained	Income	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	(Loss)	Equity
BALANCE, December 31, 2000	1,775,384	$17,921	$8,131,746	$ (128,075)	$11,440,810	$(232,077)	$ 19,230,325
Comprehensive Income:
Net income	0	0	0	0	599,933	0	599,933
Change in fair value of securities available-for-sale, net of tax	0	0	0	0	0	578,682	578,682

Comprehensive Income							1,178,615
Cash dividends declared ($.30 per share)	0	0	0	0	(532,615)	0	(532,615)
	______	______	______	______	_______	______	_______
BALANCE, September 30, 2001	1,775,384	$17,921	$8,131,746	$(128,075)	$11,508,128	$ 346,605	$19,876,325

BALANCE, December 31, 2001	1,775,384	$17,921	$8,131,746	$(128,075)	$11,413,945	$(423,671)	$ 19,011,866
Comprehensive Income:
Net income	0	0	0	0	1,430,566	0	1,430,566
Change in fair value of securities available-for-sale, net of tax	0	0	0	0	0	864,570	864,570

Comprehensive Income							2,295,136

Cash dividends declared ($.30 per share)	0	0	0	0	(532,615)	0	(532,615)

BALANCE September 30, 2002	1,775,384	$17,921	$8,131,746	$ (128,075)	$ 12,311,896	$440,899	$20,774,387

See accompanying notes to condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,430,566	$599,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	397,876	429,480
Provision for loan losses	380,300	1,241,650
Amortization, net	(298,039)	(245,623)
Increase in cash surrender value of Bank owned life insurance	(211,024)	(65,300)
Net (gain) loss, sale or write down of:
Loans held for sale	(381,132)	(444,625)
Securities available-for-sale	(37,941)	(60,313)
Real estate owned and other assests	(4,566)	144,143
Proceeds from sale of loans	37,533,472	39,402,932
Loans originated for sale	(34,120,778)	(39,239,277)
Decrease in accrued interest receivable	34,343	603,934
Decrease in accrued interest payable	(215,564)	(208,285)
Decrease (increase) in other assets	285,992	(406,835)
Increase (decrease) in other liabilities	226,316	(18,019)

Net cash provided by operating activities	5,019,821	1,733,845

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans and securities	62,206,055	69,184,021
Loans originated for portfolio	(50,851,522)	(56,088,784)
Net change in interest bearing deposits at other banks	386,412	(7,687,927)
Purchase of Bank owned life insurance	0	(3,818,172)
Purchase of securities available-for-sale	(54,163,622)	(46,040,000)
Proceeds from maturing and called securities	36,620,000	52,000,000
Proceeds from the sale of securities available-for-sale	3,037,941	3,060,313
Purchase of premises and equipment	(112,783)	(86,125)
Sales of premises and equipment	0	5,500
Proceeds from sales of real estate owned	1,693,106	1,854,724

Net cash (used in) provided by investing activities	(1,184,413)	12,383,550

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in passbook, NOW and money market deposit accounts	382,904	3,294,235
Proceeds from sales of time deposits	20,687,664	17,105,590
Payments on maturing time deposits	(24,512,940)	(17,160,342)
Payments on borrowed funds	(17,535,000)	(32,700,000)
Proceeds from borrowed funds	17,375,000	15,300,000
Increase in official checks outstanding	280,710	353,182
Payments of cash dividends	(532,615)	(532,615)

Net cash used in financing activities	(3,854,277)	(14,339,950)

NET DECREASE IN CASH	(18,869)	(222,555)

CASH AT BEGINNING OF PERIOD	3,342,141	3,480,036

CASH AT END OF PERIOD	$3,323,272	$3,257,481

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits and borrowed funds	$4,930,274	$7,502,569
Cash payments for income taxes	545,000	531,281
Real estate acquired through foreclosure	784,788	2,496,848

See accompanying notes to condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Pinnacle Bancshares, Inc. (the “Company”) and Pinnacle Bank (the “Bank”), the Company’s wholly owned subsidiary.  All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results of operations which may be expected for the entire year.

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company’s audited financial statements.

2.     EARNINGS PER SHARE:

The following table represents the earnings per share calculations for the three and nine month periods ended September 30, 2002 and 2001:

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
September 30, 2002
Basic earnings per share	$473,025	1,775,384	$0.27
Dilutive securities	0	8,385	0

Diluted earnings per share	$473,025	1,783,769	$0.27

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
September 30, 2001
Basic earnings per share	$164,134	1,775,384	$0.09
Dilutive securities	0	0	0

Diluted earnings per share	$164,134	1,775,384	$0.09

			Per
			Share
For The Nine Months Ended	Net Income	Shares	Amount
September 30, 2002
Basic earnings per share	$1,430,566	1,775,384	$0.81
Dilutive securities	0	4,304	(.01)

Diluted earnings per share	$1,430,566	1,779,688	$0.80

			Per
			Share
For The Nine Months Ended	Net Income	Shares	Amount
September 30, 2001
Basic earnings per share before extraordinary item	$707,520	1,775,384	$0.40
Basic (loss) per share extraordinary item	(107,587)	0	(0.06)

Basic earnings per share	599,933	1,775,384	0.34
Dilutive securities	0	0	0
Diluted earnings per share before extraordinary item	707,520	1,775,384	0.40
Diluted (loss) per share extraordinary item	(107,587)	0	(0.06)

Diluted earnings per share	$599,933	1,775,384	$0.34

Options to purchase 45,500 shares of common stock at $10.125 per share and options to purchase 54,560 shares of common stock at $8.8125 per share were outstanding during the three and nine months ended September 30, 2002 and 2001, respectively. The options, which expire on August 28, 2006 and May 26, 2009, respectively, were anti-dilutive during the three and nine month periods ended September 30, 2001.

3.      NEW ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. This statement eliminates the pooling of interests method for accounting for business combinations and requires intangible assets that meet certain criteria to be reported separately from goodwill. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

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

Goodwill recognized in business combinations is not amortized, but is tested for impairment under the provisions of SFAS 142 at a level of reporting referred to as a reporting unit.  To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second step of the impairment test.  In the second step, if the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Goodwill of a reporting unit is tested for impairment on an annual basis and between annual tests in certain circumstances.  The first step of the initial goodwill impairment test was completed by June 30, 2002 as required by SFAS 142.  After performing this initial step, no goodwill impairment was indicated.

The Company had no changes in the carrying amount of goodwill from December 31, 2001 to September 30, 2002.  Also, the Company has no intangible assets other than goodwill.

The following table is a reconciliation of net income, basic earnings per share, and diluted earnings per share with and without goodwill amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net income	$473,025	$164,134	$1,430,566	$599,933
Add back: goodwill amortization	0	10,217	0	30,650

Adjusted net income	$473,025	$174,351	$1,430,566	$630,583

Basic earnings per share:
Reported net income	$0.27	$0.09	$0.81	$0.34
Goodwill amortization	0.00	0.01	0.00	0.02

Adjusted net income	$0.27	$0.10	$0.81	$0.36

Diluted earnings per share:
Reported net income	$0.27	$0.09	$0.80	$0.34
Goodwill amortization	0.00	0.01	0.00	0.02

Adjusted net income	$0.27	$0.10	$0.80	$0.36

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The effects of this statement did not have a material impact on the Company’s financial position or results of operations upon adoption on January 1, 2002.

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking‑Fund Requirements.  This statement also amends SFAS No. 113,Accounting for Leases, to eliminate an inconsistency between the required accounting for sale‑leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale‑leaseback transactions.  This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this statement are effective for fiscal years beginning after May 15, 2002. The effects of this statement are not expected to have a material impact on the Company's consolidated financial position or results of operations; however, the statement will cause the Company to reclassify its loss on early extinguishment of debt during fiscal 2001 as a component of ordinary income.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The effects of this statement are not expected to have a material impact on the Company’s financial position or results of operations upon adoption on January 1, 2003.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statement No.72 and 144 and FASB Interpretation No. 9. This statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking and Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinion No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by Purchase Method, and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  The provisions of this statement are effective as of October 1, 2002, with earlier application permitted.  The adoption of this statement did not have a material impact on the Company’s financial position or result of operations.

Item 2.                 Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements:This Quarterly Report on Form 10-QSB contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “seek” and “intend,” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made.  Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or qualified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions, which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Comparison of Financial Condition as of September 30, 2002 and December 31, 2001.   Total assets were $217.1 million, at September 30, 2002, as compared to $218.0 million at December 31, 2001. Total loans receivable, net decreased approximately $9.7 million primarily due to refinancing activities and principal repayments. Available-for-sale securities increased approximately $13.4 million due to purchases exceeding calls and maturities.  During the nine-month period ended September 30, 2002 the Bank had $33.6 million in agency securities called and $3.0 million to mature. Also, during the nine-month period ended September 30, 2002, the Bank sold $3.0 million in agency securities. Gains of $38,000 were realized on these calls and sales.  With the proceeds from these calls, maturities and sales of securities-available-for-sale, combined with the proceeds from loan principal repayments and Federal Home Loan Bank  (“FHLB”) of Atlanta advances, the Bank purchased $46.0 million in agency securities and $8.2 million in mortgage-backed securities during the nine-months ended September 30, 2002.

At September 30, 2002, the investment portfolio of $75.2 million consisted primarily of U. S. agency securities and mortgage-backed securities.  The entire investment portfolio is classified as “available-for-sale,” which is carried at fair value with the unrealized gains/losses reflected directly in stockholders’ equity, net of taxes.

Total real estate owned decreased $876,000 to $1.5 million at September 30, 2002 as compared to $2.3 million at December 31, 2001. This decrease was due to sales of real estate owned of $1.9 million exceeding foreclosures of $961,000.

Total deposits decreased $3.4 million to $190.1 million at September 30, 2002 as compared to $193.5 million at December 31, 2001. This decrease was primarily due to rate competition.

During the nine-month period ended September 30, 2002, the Bank periodically borrowed funds on a short term basis from the FHLB of Atlanta. The proceeds from borrowed funds were used to purchase agency securities due to favorable spreads. The maximum amount outstanding during the nine months period ended September 30, 2002 was $9.5 million. There were no FHLB of Atlanta advances outstanding at September 30, 2002.

Results of Operations-Comparison of the Three and Nine Months Ended September 30, 2002 and 2001.  For the three-months ended September 30, 2002, net income was $473,000, compared with net income of $164,000 for the three-months ended September 30, 2001. Net interest income after the provision for loan losses for the three-months ended September 30, 2002, was $1,738,000, compared with $1,203,000 in the same period last year. For the nine-months ended September 30, 2002, net income was $1,431,000, compared with net income of $600,000 for the nine-months ended September 30, 2001. This increase in net income for the nine-months ended September 30, 2002 was achieved despite a decrease in interest income of $2,218,000, primarily due to lower prevailing interest rates on various funding sources, and an increase in other non-interest expense of $417,000, primarily due to higher occupancy expense. The decrease in interest expense outweighed the impact of these two factors to result in the increase in net income. Net interest income after the provision for loan losses for the nine-months ended September 30, 2002, was $4,909,000, compared with $3,710,000 in the same period last year.

The net interest margin increased to 3.63% for the three-months ended September 30, 2002, from 3.31% for the three-months ended September 30, 2001. The net interest margin increased to 3.40% for the nine-months ended September 30, 2002, from 3.21% for the nine-months ended September 30, 2001. The net interest margin increased as market interest rates stabilized at lower levels.

The provision for loan losses decreased from $451,650 to $120,000 and from $1,241,650 to $380,300 for the three and nine-month periods ended September 30, 2002 as compared with the periods ended September 30, 2001, respectively.  This was the result of a decline in non-performing loans.  Total non-performing loans decreased from $4,082,000 at September 30, 2001 to $2,292,000 at September 30, 2002. Total non-performing loans as a percentage of total loans decreased from 1.57% at September 30, 2001 to 0.68% at September 30, 2002. Economic conditions in most of the Bank’s principal market areas are currently weak.  Further weakness in these conditions could cause an increase in non-performing assets and a deterioration in the asset quality, and therefore, increases in provision for loan losses.

If rates were to rise rapidly, net income might be adversely affected.  Under a scenario simulating hypothetical 100, 200 and 300 basis point rate increases applied to all fixed rate interest-earning assets and interest-bearing liabilities, the Company would expect a net loss in the fair value of the underlying instruments of approximately $7,000, $311,000 and $671,000, respectively.  This hypothetical loss is not a precise indicator of future events.  Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

The yield on interest-earning assets decreased from approximately 7.76% and 7.90% in the three and nine month periods September 30, 2001 to approximately 6.50% and 6.42% in the current year periods.  This decrease was due to a decrease in market interest rates.  The cost of funds decreased from approximately 4.26% at September 30, 2001 to approximately 2.79% in the current year period. This decrease was due to a decrease in interest rates.

Non-interest income, which includes fees and service charges, real estate operations, net gain (loss) on sale of loans, Bank Owned Life Insurance and other income increased $202,000 in the three-month period ended September 30, 2002, as compared to the three-month period ended September 30, 2001. The increase was due primarily to an increase in the cash surrender value of Bank Owned Life Insurance of $10,000, an increase in fees and service charges of $50,000, an increase in the gain on sale of securities available-for-sale of $18,000 and a decrease in the loss on sale of real estate owned of $127,000. These combined factors were offset by a slight decrease in all other non-interest income. Non-interest income increased $334,000 in the nine-month period ended September 30, 2002, as compared to the nine-month period ended September 30, 2001. The increase was due primarily to an increase in the cash surrender value of Bank Owned Life Insurance of $146,000, an increase in fees and service charges of $155,000, and a decrease in the loss on sale of real estate owned of $149,000. These combined factors were offset by a decrease in real estate operations, net of $29,000, a decrease in the gain on sale on mortgage loans of $63,000, a decrease in the gain on sale of securities available-for-sale of $22,000 and slight decreases in all other non-interest income.

Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management’s estimates, which take into account historical experience, the amount of non-performing assets, and general economic conditions. The Bank determined a provision of $452,000 was required for the three-month period ended September 30, 2001 and a provision of  $1,242,000 was required for nine-month period ended September 30, 2001. The Bank determined a provision of  $120,000 was required for the three-month period ended September 30, 2002 and a provision of  $380,000 was required for the nine-month period ended September 30, 2002. The decrease in the provision for loan losses for the three and nine-month periods ended September 30, 2002 was the result of improvements in non-performing loans as previously discussed. It is management’s opinion that the allowance for loan losses at September 30, 2002 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank’s exposure to losses and may adjust the allowance for loan losses in the future if it deems necessary.

Non-interest expense increased $272,000 in the three-month period ended September 30, 2002 as compared to the corresponding prior year period. This was primarily a result of an increase in compensation and benefits of $46,000, an increase in occupancy expense of $197,000, and an increase all other non-interest expense of $29,000. Non-interest expense increased $417,000 in the nine-month period ended September 30, 2002 as compared to the corresponding prior year period. This increase was primarily a result of an increase in compensation and benefits of $61,000, an increase in occupancy expense of $213,000, an increase in marketing and professional expense of $22,000, and an increase in all other non-interest expense of $121,000. These increases in occupancy expenses for both the three and nine months ended September 30, 2002 were primarily the result of property tax assessments that had not been received by the Company from the tax assessor since 1998 on a branch location amounting to approximately $160,000, including related interest charges.

Extraordinary Expense.   In the first quarter of 2001, the Company incurred an extraordinary expense, net of tax benefit, of $108,000 due to penalties on the prepayment of FHLB of Atlanta advances totaling $16.5 million. The Bank determined to use a portion of its excess liquidity to prepay these advances, which would have matured in July, November and December of 2001.

Capital Resources:  Historically, funds provided by operations, mortgage loan principal repayments, savings  deposits and short-term borrowings have been the Bank’s principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowing sources.  At September 30, 2002, the Bank’s total loan commitments, including construction loans in process and unused lines of credit, were approximately $19.6 million. Management believes that the Bank’s liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital.  At September 30, 2002, the Company and the Bank exceeded all regulatory capital requirements.

Item 3.                 Controls and Procedures

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company’s principal executive officer and principal financial officer has reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to his attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

Exhibit 99.1- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANCSHARES, INC.

DATE: November 14, 2002	BY:	/s/ Robert B. Nolen, Jr. Robert B. Nolen, Jr. President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Marie Guthrie Marie Guthrie Treasurer (Principal Accounting Officer)

CERTIFICATION

I, Robert B. Nolen, Jr., certify that:

1.		I have reviewed this quarterly report on Form 10-QSB of Pinnacle Bancshares, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 14, 2002	BY: /s/ Robert B. Nolen, Jr. Robert B. Nolen, Jr. President and Chief Executive Officer (Chief Executive Officer and Chief Financial Officer)