Form 10KSB
period 2002-12-31
PINNACLE BANCSHARES INC
filed 2003-03-31
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                          ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number                    1-12707
                       --------------------------------------------

                            PINNACLE BANCSHARES, INC.
                 (Name of small business issuer in its charter)

               Delaware                                 72-1370314
--------------------------------------       ----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

  1811 Second Avenue, Jasper, Alabama                   35502-1388
---------------------------------------      -----------------------------------
(Address of principal executive offices)                (Zip Code)

         Issuer's telephone number, including area code: (205) 221-4111.

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
         Title of Each Class                             on Which Registered
--------------------------------------              ----------------------------
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

State issuer's revenues for its most recent fiscal year.  $15,260,740.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the price $(11.49 per share) at which the Common Stock was sold on March 24, 2003, was approximately $16,773,091. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of the close of business on March 27, 2003, 1,598,684 shares of the registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format:  YES       NO  X
                                                   ---       ---

                       Documents Incorporated By Reference

Part II:
Annual Report to Stockholders for the year ended December 31, 2002.

Part III:
Portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders.

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

         The principal sources of funds for the Bank's lending activities are savings deposits, Federal Home Loan Bank ("FHLB") of Atlanta advances, principal repayments of loans, sales of loans, and maturities and sales of available-for-sale securities. The Bank's principal sources of income are interest on loans, servicing and commitment fees, and interest and dividends on securities. Its principal expenses are interest on savings deposit accounts and borrowings, and general and administrative expenses.

SELECTED FINANCIAL AND OTHER DATA

         The following data should be read in conjunction with the consolidated financial statements and accompanying notes thereto, and other financial information included elsewhere herein.

                                                                                At December 31,
                                                       -----------------------------------------------------

                                                        2002        2001        2000         1999        1998
                                                        ----        ----        ----         ----        ----
                                                                 (Dollars in thousands)
FINANCIAL CONDITION AND OTHER DATA:
Total amount of:
   Assets .........................................    $218,290    $210,020    $230,269    $231,032    $218,086
   Loans, net .....................................     119,375     131,284     152,021     146,430     128,962
   Interest-bearing deposits in other banks........         357       2,466       1,136       2,177      30,845
   Securities .....................................      75,301      61,838      61,069      64,599      40,415
   Loans held for sale ............................       4,969       3,875       1,337         894       2,986
   Deposits .......................................     188,955     193,498     187,471     189,175     194,687
   Borrowed funds .................................       5,940       3,100      20,500      21,890       3,520
   Stockholders' equity ...........................      19,955      19,012      19,230      17,849      17,612

Number of:
   Real estate loans outstanding ..................       2,504       2,911       3,209       3,419       3,589
   Savings accounts ...............................      14,301      14,485      14,962      17,509      16,136
   Full service offices open ......................           6           6           6           6           6





                                                                          Year Ended December 31,
                                                          -----------------------------------------------------

                                                          2002       2001         2000         1999        1998
                                                          ----       ----         ----         ----        ----
                                                                                           (In thousands)
OPERATING DATA:
Interest income ....................................    $13,103     $15,823      $17,805     $16,130     $15,921
Interest expense ...................................      5,982       9,192       10,573       9,238       9,251
                                                        -------     -------      -------     -------     -------
Net interest income before provision for loan losses      7,121       6,631        7,232       6,892       6,670
Provision for loan losses ..........................        647       1,942          530         177         637
                                                        -------     -------      -------     -------     -------
Net interest income after provision for losses .....      6,474       4,689        6,702       6,715       6,033
Noninterest income .................................      2,157       1,758        1,250       1,116       1,060
Noninterest expense ................................      5,593       5,306        5,152       5,195       4,813
Income tax expense .................................      1,025         350        1,058         958         778
                                                        -------     -------      -------     -------     -------
Income before extraordinary item ...................      2,013         791        1,742       1,678       1,502
Extraordinary item, net of tax benefit of $63 ......          0         108            0           0           0
                                                        -------     -------      -------     -------     -------
Net income .........................................    $ 2,013     $   683      $ 1,742     $ 1,678     $ 1,502
                                                        =======     =======      =======     =======     =======

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

                                                                           For the Years Ended December 31,
                                                      2002                               2001                          2000
                                                -------------------              -------------------            ------------------
                                                            Average                         Average                         Average
                                      Average               Yield/    Average               Yield/   Average                Yield/
                                      Balance   Interest     Cost     Balance    Interest    Cost    Balance    Interest     Cost
                                      -------   --------    ------    -------    --------   -------  -------    --------    ------
Interest-earning assets:                                           (dollars in thousands)
Loans receivable, net                $126,507   $  9,524     7.5%    $144,485    $ 12,340    8.5%    $150,019   $ 13,895     9.3%
Securities available-for-sale          71,735      3,506     4.9%      56,114       3,265    5.8%      62,810      3,800     6.0%
Other                                   4,328         73     1.7%       5,128         218    4.3%       1,664        110     6.6%
                                     --------   --------     ---     --------    --------    ---     --------   --------     ---
Total interest earning assets         202,570     13,103     6.5%     205,727      15,823    7.7%     214,493     17,805     8.3%
Non-interest earning assets            15,720                          12,293                          15,586
                                     --------                        --------                        --------
Total assets                         $218,290                        $218,020                        $230,079
                                     ========                        ========                        ========

Interest-bearing liabilities:
Deposits                              193,073      5,789     3.0%     191,728       8,791    4.6%     187,950      9,224     4.9%
Borrowings                              4,179        194     4.6%       6,936         401    5.8%      20,963      1,349     6.4%
                                      -------     ------     ---      -------      ------    ---      -------     ------     ---
Total Interest-bearing liabilities    197,252      5,983     3.0%     198,664       9,192    4.6%     208,913     10,573     5.1%
Non-interest bearing liabilities        1,083                             344                           2,715
                                     --------                        --------                        --------
Total liabilities                     198,335                         199,008                         211,628
Equity                                 19,955                          19,012                          18,451
Total Liabilities and equity         $218,290                        $218,020                        $230,079
                                     ========                        ========                        ========
Net-interest earning assets             5,318                           7,063                           5,580
                                     ========   --------             ========    --------            ========    -------
Net interest income                             $  7,120                         $  6,631                        $ 7,232
                                                ========                         ========                        =======
Interest rate spread                                         3.5%                            3.1%                            3.2%
                                                           =====                                                           =====
Net interest margin                                          3.5%                            3.2%                            3.4%
                                                           =====                                                           =====
Ratio of average interest-earning
  assets to interest-bearing
  liabilities                                              102.7%                          103.6%                          102.7%
                                                           =====                           =====                           =====

LENDING ACTIVITIES

         GENERAL. The Bank's net loan portfolio totaled $119.4 million at December 31, 2002, or 54.7% of its total assets. On that date, $94.0 million, or 79% of total net loans outstanding, consisted of loans secured by mortgages on residential and commercial real estate loans, while the remainder of the loan portfolio consisted of commercial and consumer loans.

         The principal lending activity of the Bank historically has been the origination of conventional first mortgage single-family loans. The Bank also makes commercial real estate, construction, commercial and consumer loans. The majority of the Bank's loans have been originated within its primary market area.

         The Bank's volume of total loans originated to be retained in the Bank's loan portfolio totaled approximately $68.4 million during the year ended December 31, 2002, and $76.9 million during the year ended December 31, 2001. The Bank directly originates most of its mortgage loans through its existing branches. These loans have been originated predominantly within the Bank's geographical lending area of Walker, Jefferson, Shelby, Winston and Fayette counties, in Alabama. See " -- Loan Solicitation and Processing" and "-- Loan Originations, Purchases and Sales."

         The Bank seeks to improve the interest rate sensitivity of its mortgage loan portfolio through the origination of adjustable rate loans, which constituted approximately 50% of the single-family residential mortgage loans in the Bank's loan portfolio, and 25% of the Bank's net loan portfolio at December 31, 2002. Most adjustable rate mortgage loans are held in the Bank's loan portfolio, while most fixed-rate mortgage loans are either sold as whole loans to the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA") or other investors, or converted into mortgage-backed securities with servicing retained by the Bank.

         The following table sets forth, in dollar amounts and percentages, the major categories of the Bank's loans.

                                                                  December 31,
                                2002                 2001                 2000                 1999                1998
                                ----                 ----                 ----                 ----                ----
Type of Loan:                    $          %          $         %          $         %          $        %          $         %
Real estate mortgage loans    $ 80,189     67.2%   $ 86,053     65.5%   $ 96,592    63.5%    $ 94,288    64.4%   $ 86,956    67.4%
Construction loans              15,329     12.8%     18,387     14.0%     27,157    18.0%      26,866    18.4%     21,120    16.4%
Commercial loans                11,549      9.7%     15,987     12.2%     16,798    11.0%      14,364     9.8%     12,248     9.5%
Consumer Loans                  13,834     11.6%     12,373      9.4%     13,099     8.6%      12,442     8.4%     10,069     7.8%
Less--
  Discounts and other              204      0.2%        208      0.1%        286     0.2%         307     0.2%        231     0.2%
  Allowance for loan losses      1,322      1.1%      1,308      1.0%      1,339     0.9%       1,223     0.8%      1,201     0.9%
                              --------   ------    --------   ------    --------   -----     --------   -----    --------   -----
    Total                     $119,375    100.0%   $131,284    100.0%   $152,021   100.0%    $146,430   100.0%   $128,961   100.0%
                              ========   ======    ========   ======    ========   =====     ========   =====    ========   =====

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

         Fixed rate loans increase exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, the marketability of the collateral underlying secured loans may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance at lower interest rates.

         At December 31, 2002, the largest amount loaned by the Bank to one borrower was $2.3 million which was approximately 12% of the Holding Company's stockholders' equity.

         CONSTRUCTION AND COMMERCIAL REAL ESTATE LOANS. Construction loans on residential properties are made primarily to builders and a significant percentage are made on a speculative basis. The maximum loan to value ratio generally is 80% of the appraisal value. Residential construction loans are typically made for one year. At December 31, 2002, the Bank had $19.4 million outstanding in residential construction loans, compared with $24.0 million in construction loans on residential properties outstanding at December 31, 2001. The Bank also offers construction loans on commercial and other properties. At December 31, 2002, total construction loans were $22.7 million. Approximately 41% of total construction loans were loans to builders for speculative construction loans.

         Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be confronted at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this speculative risk of construction financing by limiting construction lending to qualified borrowers in the Bank's market area by obtaining personal guarantees from many of these borrowers, by requiring the involvement of qualified builders, and by limiting the aggregate amount of outstanding construction loans.

         The Bank has historically originated commercial real estate loans within its primary market area. The Bank either funded or purchased participation interests in various large commercial real estate projects, one of which was outside of its primary market area. See " -- Non-Performing Loans and Asset Classification" and "Subsidiary Activities." Since 1984, the Bank has limited its commercial real estate lending activities to commercial real estate projects located in its primary market area, with the amount loaned limited to 15% of its net worth. See "-- Nonperforming Loans and Asset Classification" and "Subsidiary Activities." At December 31, 2002, the Bank had $29.1 million outstanding in commercial real estate loans, including $3.3 million in commercial construction loans. These loans are typically limited to owner-occupied financings.

         Construction and commercial real estate lending also is generally considered to involve a higher level of risk due to the concentration of principal in a limited number of loans and borrowers. The nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.

         COMMERCIAL BUSINESS LOANS. At December 31, 2002, there were approximately $12.0 million in commercial loans outstanding. The Bank will consider making these types of loans primarily in its local market area. Commercial business loans can pose the same increased risks posed by commercial real estate lending activity.

         CONSUMER LOANS. The Bank makes various types of consumer loans, including the loans made for automobile loans, personal loans, educational loans and loans for home improvement or other purposes. At December 31, 2002, the Bank had $13.9 million outstanding in consumer loans.

         Consumer loans tend to be originated at higher interest rates than mortgage loans and for shorter terms. Consumer loans generally involve more risk than single-family mortgage loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower's continuing financial stability. Further, various federal and state laws may limit the amount which may be recovered. In underwriting consumer loans, the Bank considers the borrower's credit history, income and ability to repay the loan, and the value of the collateral. However, consumer loans generally are associated with a higher level of charge-offs than single-family mortgage loans.

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

         The sale of loans in the secondary mortgage market reduces the Bank's risk that the interest rates it pays will escalate while holding long-term, fixed-rate loans in its portfolio and allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes. In connection with certain sales the Bank provides servicing on the loans (i.e., collection of principal and interest payments) for which it receives a fee payable monthly of 1/4% to 3/8% per annum of the unpaid balance of each loan. These loan sales will continue as the Bank attempts to maintain its loan servicing base. As of December 31, 2002, the Bank was servicing loans for others aggregating approximately $64.0 million. Net servicing income for the years ended December 31, 2002 and 2001 was approximately $158,000 and $159,000, respectively.

         During the years ended December 31, 2002 and 2001, the Bank sold approximately $53.9 million and $57.8 million, respectively, in whole loans. As of December 31, 2002, the Bank had approximately $1.8 million in commitments outstanding to package or sell additional loans.

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

         LOAN COMMITMENTS. The Bank issues commitments to prospective borrowers to make loans conditioned upon the occurrence of certain events, which are honored for 60 days from approval with no additional fees required. The Bank charges a non-refundable commitment fee equal to 1% of the actual amount of committed funds on most single-family construction loans. The Bank had outstanding commitments to originate mortgage loans aggregating $20.8 million at December 31, 2002. Of these commitments, $18.3 million were for adjustable rate mortgages and $2.5 million were for fixed-rate mortgages.

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

         MATURITY OF LOAN PORTFOLIO. The following table sets forth certain information at December 31, 2002, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, which may differ from realized maturities due to prepayments. Demand loans and overdrafts are reported as due in one year or less. The Bank does not have any loans with no stated schedule of repayments and no stated maturity.

                                                  Due One Through         Due
                                   Due by         Five Years After  Five Years After
                             December 31, 2003   December 31, 2002  December 31, 2002         Total
                             -----------------   -----------------  -----------------         -----
Real estate mortgage .......    $27,625,245        $43,013,514        $ 9,550,890        $ 80,189,649
Real estate construction ...     15,329,207                 --                 --          15,329,207
Commercial business loans ..      8,653,296          2,570,944            324,792          11,549,032
Consumer ...................      3,341,511         10,152,516            339,957          13,833,984
                                -----------        -----------        -----------        ------------
   Total ...................    $54,949,259        $55,736,974        $10,215,639        $120,901,872
                                ===========        ===========        ===========        ============

         The following table sets forth the dollar amount of all loans due after one year at December 31, 2002 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                                     Floating or
                                                         Predetermined Rates       Adjustable Rates
              Real estate mortgage...................      $   46,435,513            $  6,128,891
              Commercial business loans..............           2,772,188                 123,548
              Consumer...............................          10,492,473                      --
                                                           --------------            ------------
                Total................................      $   59,700,174            $  6,252,439
                                                           ==============            ============


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

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less estimated selling costs. Any write-down of the property at foreclosure is charged to the allowance for loan losses. Future declines in fair value of the asset less selling costs below its carrying amount increases a valuation allowance account. Future increases in fair value of the asset less costs of disposition above its carrying amount reduces the valuation allowance account, but not below zero. Increases or decreases in the valuation allowance account are charged or credited to income. Costs relating to the development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

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

                                                        At December 31,
                                        -------------------------------------------------
                                                     (Dollars in thousands)
                                         2002      2001      2000       1999       1998
                                         ----      ----      ----       ----       ----
Loans accounted for on a nonaccrual
  basis:(1)
Real Estate:
   Residential........................  $  788    $  588    $2,036    $   850    $    521
   Commercial.........................     326       208       298        172         610
Consumer..............................      56        71        37         70          87
                                        ------    ------    ------    -------    --------
Total.................................  $1,170    $  867    $2,371    $ 1,092    $  1,218
                                        ======    ======    ======    =======    ========

Accruing loans which are contractually
  past due 90 days or more:
Real Estate:
   Residential........................  $   --    $   --    $   --    $    --    $  2,915
   Commercial.........................      --        --        --         --         656
Consumer..............................      --        --        --         --          --
                                        ------    ------    ------    -------    --------
Total.................................  $   --    $   --    $   --    $    --    $  3,571
                                        ======    ======    ======    =======    ========
   Total of nonaccrual and 90 days
     past due loans...................  $1,170    $  867    $2,371    $ 1,092    $  4,789
                                        ======    ======    ======    =======    ========

Percentage of total loans.............    0.98%     0.66%     1.56%       .75%      3.71%

Percentage of total assets............    0.54%     0.40%     1.03%       .47%      2.20%

Other non-performing assets(2)........  $1,609    $2,345    $1,420    $ 1,522    $  2,175

------------
(1) Nonaccrual status denotes loans on which accrual of interest has been ceased in accordance with the guidelines discussed previously. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.

(2) Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. The property is carried at the lower of its fair value less estimated costs of disposition or the investment balance of the related loan, whichever is lower.

         Non-performing loans increased from $867,000 at December 31, 2001 to $1,170,000 at December 31, 2002. This increase was primarily due to an increase in non-performing loans secured by real estate and commercial loans. Non-performing assets at December 31, 2002, were $1.6 million as compared to $2.3 million at December 31, 2001. The decrease in non-performing is due to sales of real estate owned exceeding foreclosures.

         During the years ended December 31, 2002 and 2001 gross interest income of $37,390 and $27,344, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. The amount of interest income included in current income for these loans was $22,016 and $61,394 for the years ended December 31, 2002 and 2001, respectively.

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

         The following table presents an allocation of the allowance for loan losses by the categories indicated and the percentages that all loans in the category bear to total loans. This allocation is used by management to qualify its evaluation of the loan portfolio. Allocations are merely estimates and are subject to revisions and conditions change.

                             At December 31,        At December 31,      At December 31,       At December 31,       At December 31,
                             ---------------        ---------------      ---------------       ---------------       ---------------

                       2002                  2001                  2000                  1999                  1998
                       ----                  ----                  ----                  ----                  ----
                               Percent of            Percent of            Percent of            Percent of            Percent of
                             Loans in Each          Loans in Each         Loans in Each         Loans in Each         Loans in Each
                              Category to            Category to           Category to           Category to           Category to
                      Amount  Total Loans   Amount   Total Loans  Amount   Total Loans  Amount   Total Loans  Amount   Total Loans
                      ------  -----------   ------   -----------  ------   -----------  ------   -----------  ------   -----------
Real estate loans     $  447      78.8%     $  589      78.4%     $  547      80.3%     $  756      81.7%     $  618      83.7%
Commercial               349       9.7%        268      12.2%        289      11.1%        189       9.8%        123      10.1%
unallocated               --        --          --        --          --        --          --        --         251       6.2%
Other loans              526      11.5%        451       9.4%        503       8.6%        278       8.5%        209       0.0%
                      ------     -----      ------     -----      ------     -----      ------     -----      ------     -----
  Total               $1,322     100.0%     $1,308     100.0%     $1,339     100.0%     $1,223     100.0%     $1,201     100.0%
                      ======     =====      ======     =====      ======     =====      ======     =====      ======     =====

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                        Year Ended December 31,
                                              -------------------------------------------------------------------
Allowance for loan losses
                                                2002           2001           2000           1999           1998
                                              -------        -------        -------        -------        -------
Balance at beginning of period                $ 1,308        $ 1,339        $ 1,223        $ 1,201        $ 1,234

Loans charged off:
 Mortgage                                         505          1,803            308            199            651
 Consumer                                         242            220            161             28             67
                                              -------        -------        -------        -------        -------
 Total charge-offs                                747          2,023            469            227            718

 Total recoveries                                (114)           (50)           (55)           (72)           (48)

Net loan charged-off                              633          1,973            414            155            670

Provision for  loan losses                        647          1,942            530            177            637
                                              -------        -------        -------        -------        -------
Balance at end of period                      $ 1,322        $ 1,308        $ 1,339        $ 1,223        $ 1,201
                                              =======        =======        =======        =======        =======

Ratio of net charge-off to average loans
outstanding during the period                    0.50%           1.4%          0.28%          0.10%          0.53%
                                              =======        =======        =======        =======        =======

         For further information and for an analysis of the Bank's allowances for loan and real estate losses, see Notes 3 and 4 of Notes to Consolidated Financial Statements.

INVESTMENT ACTIVITIES

         Interest income from cash deposits and securities generally provides the second largest source of income for the Bank after interest on loans and loan servicing fees and other fees. At December 31, 2002, the Bank's interest-bearing deposits, FHLB stock, and securities portfolio of approximately $76.3 million, excluding mortgage-backed securities, consisted primarily of interest-bearing bank deposits, U.S. government and agency obligations, corporate securities.

        It has generally been the Bank's policy to maintain a liquidity portfolio in excess of regulatory requirements in order to shorten the maturities of the Bank's investment portfolio to enable the Bank to better match its short-term investments and interest rate sensitive savings deposit liabilities. The Bank also increased its liquidity by selling most of its fixed-rate loans with maturities of greater than 10 years.

        Securities have been classified as available-for-sale based on management's intent and ability. See Note 1 of Notes to Consolidated Financial Statements.

        The following table sets forth the carrying value of the Bank's investment securities at the dates indicated.

                                                                    At December 31,
                                                    ----------------------------------------------
                                                       2002              2001              2000
                                                       ----              ----              ----
                                                                       (In thousands)
Securities available-for-sale:
   U.S. Government and agency securities.........   $  60,645         $   50,877        $   46,754
   Mortgage-backed securities....................      14,655              9,985            13,311
   Other securities..............................           1                  1                29
                                                    ---------         ----------        ----------
Total............................................   $  75,301         $   60,863        $   60,094
                                                    =========         ==========        ==========

         The following table sets forth the scheduled maturities, amortized cost, estimated fair values and weighted average yields for the Bank's securities available-for-sale at December 31, 2002.

                                          One Year Or Less       After One Through Five Years  After Five Through Ten Years
                                   ---------------------------  -----------------------------  -----------------------------
                                    Amortized       Weighted       Amortized       Weighted     Amortized        Weighted
                                      Cost       Average Yield       Cost       Average Yield     Cost         Average Yield
                                      ----       -------------       ----       -------------     ----         -------------
                                                                  (Dollars in thousands)
U.S. government and agency....     $    1,000         5.6%       $   55,964           3.9%     $    3,000             5.0%
Other securities(2)...........             --          --                --            --               1              --
Mortgage-backed securities (3)             --          --                --            --           3,540             5.8
                                   ----------      ------        ----------        ------      ----------         -------
Total.........................     $    1,000         5.6%       $   55,964           3.9%     $    6,541             5.5%
                                   ==========      ======        ==========        ======      ==========         =======


                                            After Ten Years                            Total
                                   ---------------------------   ----------------------------------------------
                                     Amortized      Weighted       Amortized      Estimated        Weighted
                                       Cost      Average Yield       Cost         Fair Value     Average Yield
                                       ----      -------------       ----         ----------     -------------
                                                              (Dollars in thousands)
U.S. government and agency....     $       --          --%           59,964        $  60,645            4.0%
Other securities(2)...........             --          --                 1                1             --
Mortgage-backed securities (3)         10,864         5.2            14,404           14,655            5.3
                                   ----------      ------        ----------        ---------        -------
Total.........................     $   10,864         5.2%       $   74,369        $  75,301            4.3%
                                   ==========      ======        ==========        =========      ==========

-----------------
(1) Other securities includes the Bank's investment in limited partnerships, at cost, of $1 whose sole purpose is to hold and operate real estate. The Bank has no loans to these real estate partnerships. These investments are not readily marketable.

(2) Mortgage-backed securities are reflected in the above table based on their contractual maturity.

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

         As of December 31, 2002 the Bank's total deposits were $189.0 million.

         The following table indicates the amount of the Bank's certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2002.

                                                                        Certificates
                Maturity Period                                          of Deposit
                ---------------                                          ----------
                                                                       (In thousands)
                Three months or less........................         $     25,341
                Over three through six months...............                8,273
                Over six through twelve months..............                9,733
                Over twelve months..........................               11,428
                                                                     ------------
                  Total.....................................         $     54,775
                                                                     ============


         The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

                                                                        Year Ended December 31,

                                            2002                           2001                           2000
                                            ----                           ----                           ----
                                          Average      Average           Average      Average           Average       Average
                                          Deposits       Rate            Deposits       Rate            Deposits       Rate
                                          --------       ----            --------       ----            --------       ----
                                                      (Dollars in thousands)
Non-interest baring demand deposits...  $      8,381         --%       $      8,102        --%        $      7,238         --%
Interest bearing demand deposits......        29,454         .6              25,277       2.1               24,828        2.5
Savings deposits......................        15,435        2.3              14,740       2.3               14,639        2.5
Time deposits.........................       139,803        3.8             143,609       5.5              141,245        5.8
                                        ------------    -------        ------------   -------         ------------     ------
   Total deposits.....................  $    193,073        3.0%       $    191,728       4.6%        $    187,950        4.9%
                                        ============    =======        ============   =======         ============     ======

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

                                                                                          At or for the
                                                                                      Year Ended December 31,
                                                                                    --------------------------
                                                                                    2002                  2001
                                                                                    ----                  ----
                                                                                        (Dollars in thousands)
   Amounts outstanding at end of period.....................................     $3,000,000             $        --

   Weighted  average rate paid at period end................................           1.30%                     --

   Maximum amount of borrowings outstanding at any month end................     $9,500,000             $17,250,000

   Approximate average amount outstanding for period........................     $1,200,000             $ 3,813,000

   Approximate weighted average rate paid during period (1).................           1.95%                   5.83%

----------
(1) The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

         For further information on the Bank's borrowings, see Note 7 of Notes to Consolidated Financial Statements.

SELECTED FINANCIAL RATIOS

         The following table sets forth selected financial ratios of the Bank for the periods indicated:

                                                                Year Ended December 31,
                                                     --------------------------------------------
                                                       2002              2001              2000
                                                       ----              ----              ----
Return on Assets (Net Income Divided By
   Average Total Assets) ...................            0.9%             0.3%              0.8%
Return on Equity (Net Income Divided By
   Average Equity)..........................           10.0%             3.5%             10.6%
Equity-to-Assets Ratio (Average Equity
   Divided By Average Total Assets).........            9.2%             8.9%              8.0%
Dividend Payout Ratio (Dividends
   Declared Per Share Divided By Net
   Income Per Share)........................           32.8%           103.9%             40.8%

LIQUIDITY AND RATE SENSITIVITY

         The following table sets forth the maturity distribution of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 2002, the Bank's interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities) and the Bank's cumulative interest rate sensitivity gap.

                                                         Over One         Over Five
                                         One Year         Through          Through           Over
                                         or Less        Five Years        Ten Years       Ten Years         Total
                                         -------        ----------        ---------       ---------         -----
                                                                       (In thousands)
Interest-Earning Assets:(1)
   Loans.......................       $     54,949    $     55,736     $       6,673     $     3,543     $   120,901
   Securities..................              1,038          56,570             6,663          11,029          75,300
Other assets...................                357              --               --               --             357
                                      ------------    ------------     -------------     -----------     -----------
     Total.....................       $     56,344    $    112,306     $      13,336     $    14,572     $   196,558
                                      ============    ============     =============     ===========     ===========

Interest-Bearing Liabilities:(2)
   Deposits....................       $    153,297    $     35,570     $          88     $        --     $   188,955
   Borrowings..................                175             845             1,505             415           2,940
                                      ------------    ------------     -------------     -----------     -----------
     Total.....................       $    153,472    $     36,415     $       1,593     $       415     $   191,895
                                      ============    ============     =============     ===========     ===========

Interest Sensitivity Gap.......       $   ( 97,128)         75,891     $      11,743     $    14,157     $     4,663
                                      ============    ============     =============     ===========     ===========
Cumulative Interest Sensitivity
   Gap.........................       $   ( 97,128)   $    (21,237)    $      (9,494)    $     4,663     $     4,663
                                      ============    ============     =============     ===========     ===========

-------------
(1) Fixed-rate loans are distributed based on their contractual maturity adjusted for projected or anticipated prepayments, and variable rate loans are distributed based on the interest rate reset date and contractual maturity adjusted for prepayments. Loan run-off and repricing assumes a constant prepayment rate based on coupon rate and maturity.

(2) Passbook savings and demand deposits are presented in the earliest repricing period since amounts in these accounts are subject to withdrawal on demand. Savings certificates are distributed assuming no withdrawal prior to maturity


     Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and to provide funds for operations, as well as future acquisitions if they become available. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company's primary source of liquidity is dividends paid by the Bank, which actively manages both assets and liabilities to achieve its desired level of liquidity. Alabama law imposes restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payment by the Bank is subject to the continuing ability of the Bank to maintain compliance with federal regulatory capital requirements.

     The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 100, 200 and 300 basis point rate increase applied to all fixed rate interest earning assets and interest-bearing liabilities, the Company would expect a net loss in fair value of the underlying instruments of approximately $188,000, $538,000, and $946,000, respectively. Under a scenario simulating a hypothetical 100, 200 and 300 basis point rate decrease applied to all fixed rate interest earning assets and interest-bearing liabilities, the Company would expect a net loss in fair value of the underlying instruments of approximately $1,027,000, $1,949,000, and

$2,831,000, respectively This hypothetical gain or loss is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

     The Company's contractual obligations and commitments at December 31, 2002 are summarized in the accompanying tables.

                             Contractual obligations

                                                Over One      Over Three
                                One Year        Through     Years Through      Over
                                or Less       Three Years     Five Years    Five Years       Total
                                --------      -----------   -------------   ----------      --------
                                                          (In thousands)
Long-term debt ...........      $  3,175        $   390        $   455        $1,920        $  5,940
Operating leases .........            73            128            101           144             446
Certificates of deposits..       100,630         25,110         10,367            88         136,195
                                --------        -------        -------        ------        --------
     Total ...............      $103,878        $25,628        $10,923        $2,152        $142,581
                                ========        =======        =======        ======        ========



                                   Commitments

                                                Over One      Over Three
                                One Year        Through     Years Through      Over
                                or Less       Three Years     Five Years    Five Years       Total
                                --------      -----------   -------------   ----------      --------
                                                          (In thousands)
Lines of credit .........       $ 15,303        $   328        $   685        $4,394        $ 20,710
Standby letters of credit             94              0              9             0             103
                                --------        -------        -------        ------        --------
     Total ..............       $ 15,397        $   328        $   694        $4,394        $ 20,813
                                ========        =======        =======        ======        ========


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

                                                 Year ended December                     Year ended December
                                                     2001 vs. 2002                          2000 vs. 2001
                                          ---------------------------------        ------------------------------
                                                  Increase (Decrease)                   Increase (Decrease)
                                                  -------------------                   -------------------
                                          Volume         Rate         Total        Volume       Rate        Total
                                          ------         ----         -----        ------       ----        -----
                                                                          (In thousands)
Interest Income:
Loans .............................      $(1,447)      $(1,369)      $(2,816)      $ 485       $1,070      $ 1,555

Securities ........................        1,926        (1,685)          241         401          134          535

Other interest-earning assets .....          (16)         (129)         (145)       (605)         497         (108)
                                         -------       -------       -------       -----       ------      -------

Total interest earning assets .....      $   463       $(3,183)       (2,720)      $ 281       $1,701      $ 1,982
                                         =======       =======       =======       =====       ======      =======

Interest Expense:
Deposits ..........................          (40)      $ 3,042       $ 3,002       $(168)      $  601      $   433

Borrowed Funds ....................          151            55           206         898           50          948
                                         -------       -------       -------       -----       ------      -------
Total interest-bearing liabilities       $   111       $ 3,097       $ 3,208       $ 730       $  651      $ 1,381
                                         =======       =======       =======       =====       ======      =======

COMPETITION

         The Bank faces strong competition in its primary market area for the attraction and retention of deposits and in the origination of loans. The Bank's most direct competition for deposits has historically come from other commercial banks and thrift institutions located in its primary market area. However, in recent years the Bank has had significant competition from money market mutual funds and other sources which are not subject to federal interest rate limitations. The Bank's competition for real estate loans comes principally from other commercial banks, thrift institutions, and mortgage banking companies, insurance companies and other institutional lenders.

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

         SARBANES-OXLEY ACT of 2002. On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 (the "SOX Act") into law. The SOX Act provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the SOX Act ("Corporate Responsibility for Financial Reports") required the Securities and Exchange Commission ("SEC") to adopt new rules to implement the requirements of the SOX Act. These requirements include new financial reporting requirements and rules concerning corporate governance. New SEC rules, effective August 29, 2002, require a reporting company's chief executive and chief financial officers to certify certain financial and other information included in the company's quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company's disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company's controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. See "Certifications" for certifications by the Holding Company's Chief Executive Officer and Chief Financial Officer of the financial statements and other information included in this Annual Report on Form 10-KSB. See Item 14.- "Controls and Procedures" hereof for the Holding Company's evaluation of disclosure controls and procedures. The certifications required by Section 906 of the SOX Act also accompany this Form 10-KSB.

         USA PATRIOT ACT. The President of the United States signed the USA Patriot Act into law on October 26, 2001. The USA Patriot Act authorizes new regulatory powers to combat international terrorism. The provisions that affect financial institutions most directly are contained in Title III of the Act. In general, Title III amends current law - primarily the Bank Secrecy Act - to provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes. Among other things, the USA Patriot Act prohibits financial institutions from doing business with foreign "shell" banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions have to follow new minimum verification of identity standards for all new accounts and are permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the USA Patriot Act became effective at varying times, and the Treasury Department and various federal banking agencies are responsible for issuing regulations to implement the new law.

         FINANCIAL MODERNIZATION LEGISLATION. In 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") was signed into law. The GLB Act includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to engage in a wider range of nonbanking activities, including securities underwriting and general insurance activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the board of Governors of the Federal Reserve Board (the "FRB"), in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

         The FDIC classifies insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. A "well-capitalized" bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An "adequately capitalized" bank is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which the bank's capital levels are below these standards. A bank that fails within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions under the FDIC prompt corrective action regulation. As of December 31, 2002, the Bank was categorized as "well-capitalized" by the FDIC.

         See Item 6, "Management's Discussion and Analysis or Plan of Operation," and Notes to Consolidated Financial Statements contained in the Holding Company's Annual Report to Stockholders for the year ended December 31, 2002 (Exhibit No. 13) which is incorporated herein by reference.

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

..
EMPLOYEES

         As of December 31, 2002, the Holding Company and the Bank had 88 full-time and 15 part-time employees.

         The employees are not represented by a collective bargaining agreement. The Holding Company and the Bank believe their employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position                          Business Experience
----------------------                          -------------------
Robert B. Nolen, Jr., 44 -                      Mr. Nolen joined the Bank in 1987 as First Vice
   President of the Holding                     President, Chief Financial Officer and Treasurer.
   Company and the Bank                         Effective July 1, 1994, Mr. Nolen was appointed
                                                President and Chief Executive Officer of the Bank.
                                                As President of the Holding Company and
                                                Bank, Mr. Nolen is responsible for ensuring that

                                                the overall operations of the Holding Company and
                                                the Bank are carried out in accordance with the
                                                policies and procedures of the Board of Directors.

Mary Jo Gunter, 49-                             Ms. Gunter joined the Bank in September 1974 and
   Vice President of the                        has served in various lending related positions within
   Holding Company and Senior                   the Bank. She is responsible for branch operations,
   Vice President - Banking Services            personnel, loan servicing and other customer service
   of the Bank.                                 areas.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Holding Company's principal executive offices and the Bank's main office are located at 1811 Second Avenue, Jasper, Alabama. At December 31, 2002 the Bank maintained six branches in Jasper, Haleyville, Sumiton, Vestavia and Trussville, Alabama. The Haleyville branch is leased. The Bank also leases an administrative office in Jasper, Alabama, which is currently subleased to another financial institution.

         For further information on the Bank's lease commitments, see Notes to Consolidated Financial Statements.

         The total net book value of the Bank's investment in premises and equipment was $5,700,000 at December 31, 2002. See Notes to Consolidated Financial Statements for further information.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and the Bank are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims would not be material to the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Holding Company through a solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained under the section captioned "Market Price and Dividend Information" in the Holding Company's Annual Report to Stockholders for the year ended December 31, 2002 (Exhibit No. 13), is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report to Stockholders for the year ended December 31, 2002 (Exhibit No. 13) is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements contained in Exhibit No. 13 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information contained in the section captioned "Management's Discussion and Analysis -- Change in Independent Accountants" in the Annual Report to Stockholders for the year ended December 31, 2002 (Exhibit No. 13) is incorporated herein by reference.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         (a) Equity Compensation Plan Information

         The following table provides information as of December 31, 2002 with respect to the shares of the Holding Company's common stock that may be issued under its existing equity compensation plan.

                                        ------------------------     -------------------------    -------------------------
                                         NUMBER OF SECURITIES            WEIGHTED AVERAGE           NUMBER OF SECURITIES
                                           TO BE ISSUED UPON            EXERCISE PRICE OF          REMAINING AVAILABLE FOR
PLAN CATEGORY                                 EXERCISE OF              OUTSTANDING OPTIONS,         FUTURE ISSUANCE UNDER
                                         OUTSTANDING OPTIONS,              WARRANTS AND              EQUITY COMPENSATION
                                          WARRANTS AND RIGHTS                RIGHTS                         PLANS
------------------------------------    ------------------------     -------------------------    -------------------------
Equity Compensation Plans
Approved by Stockholders(1)                     100,060                       $9.41                        54,500

Equity Compensation Plans Not
Approved by Stockholders                             --                          --                            --
                                                -------                       -----                        ------
TOTAL                                           100,060                       $9.41                        54,500

---------

(1)  Consists of the Option Plan.


         (b)    Security Ownership of Certain Beneficial Owners

                Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

         (c)    Security Ownership of Management

                Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors" of the Proxy Statement.

         (d)    Changes in Control

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

                  10.2 Pinnacle Bank 1996 Stock Option and Incentive Plan - Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (File No. 333-11495)

                  13 Annual Report to Stockholders for the year ended December 31, 2002. Except for the portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed "filed" as part of this Report.

                  21       Subsidiaries

                  23       Consent of Independent Accountants

(b)      Not applicable.


ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, the Holding Company carried out an evaluation, under the supervision and with the participation of the Holding Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Holding Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting him in a timely manner to material information relating to the Holding Company (including its consolidated subsidiaries) required to be included in the Holding Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Holding Company conducted its evaluation.

         Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Holding Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Holding Company's management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported.

         Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls' cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              PINNACLE BANCSHARES, INC.

Date:  March 26, 2003                                         By:    /s/ Robert B. Nolen, Jr.
                                                                     -------------------------------------
                                                                     Robert B. Nolen, Jr., President
                                                                     and Chief Executive Officer
                                                                     (Duly Authorized Representative)

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ Robert B. Nolen, Jr.                               By:
       -------------------------------------                         -------------------------------------
       Robert B. Nolen, Jr.                                          James W. Cannon
       President and Chief Executive Officer                         Director
       (Principal Executive Officer and Principal
       Financial Officer)                                     Date:  March ___, 2003

Date:  March 26, 2003                                         By:    /s/ Max W. Perdue
                                                                     -------------------------------------
                                                                     Max W. Perdue
By:    /s/ Marie Guthrie                                             Director
       -------------------------------------
       Marie Guthrie                                          Date:  March 26, 2003
       Treasurer
       (Principal Accounting Officer)                         By:    /s/ Greg Batchelor
                                                                     -------------------------------------
Date:  March 26, 2003                                                Greg Batchelor
                                                                     Director

By:    /s/ Albert H. Simmons                                  Date:  March 26, 2003
       -------------------------------------
       Albert H. Simmons

Date:  March 26, 2003                                         By:    /s/ J. T. Waggoner
                                                                     -------------------------------------
                                                                     J. T. Waggoner
By:    /s/ O. H. Brown                                               Director
       -------------------------------------
       O. H. Brown                                            Date:  March 26, 2003
       Director

Date:  March 26, 2003

By:    /s/ Sam W. Murphy
       -------------------------------------
       Sam W. Murphy
       Director

Date:  March 26, 2003

                                 CERTIFICATIONS

I, Robert B. Nolen, Jr., certify that:

        (1) I have reviewed this annual report on Form 10-KSB of Pinnacle Bancshares, Inc.;

        (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


        (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                               /s/ Robert B. Nolen, Jr.
                                               ------------------------------
                                                         Robert B. Nolen, Jr.
                                        President and Chief Executive Officer
                                                 (Chief Executive Officer and
                                                     Chief Financial Officer)