Form 10QSB
period 2003-03-31
PINNACLE BANCSHARES INC
filed 2003-05-15
CIK 1022243

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

                                 (205) 221-4111
                (Issuer's Telephone Number, Including Area Code)

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

Yes  [X]          No [ ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2003: 1,565,684 shares of common stock.

         Transitional Small Business Disclosure Format (check one):

Yes  [ ]             No [X]

                                    CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Unaudited Condensed Consolidated Statements of Financial Condition at March 31, 2003
and December 31, 2002.                                                                                      3

Unaudited Condensed Consolidated Statements of Financial Operations for the three-months ended
March 31, 2003 and March 31, 2002                                                                           4

Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three-months
ended March 31, 2003 and March 31, 2002.                                                                    5

Unaudited Condensed Consolidated Statements of Cash Flows for the three-months ended
March 31, 2003 and March 31, 2002.                                                                          6

Notes to Unaudited Condensed Consolidated Financial Statements.                                             7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                                              10

ITEM 3.  CONTROLS AND PROCEDURES                                                                           13

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                  14

SIGNATURES                                                                                                 15
CERTIFICATIONS                                                                                             16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PINNACLE BANCSHARES, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                             MARCH 31,          DECEMBER 31,
                                                                                               2003                 2002
                                                                                          ------------          ------------
ASSETS:
    Cash and cash equivalents                                                             $  3,853,346          $   3,862,956
    Interest-bearing deposits in other banks                                                 1,130,830                357,467
    Securities available-for-sale                                                           84,967,724             75,301,227
    FHLB stock                                                                                 975,000                975,000
    Loans held for sale                                                                      4,643,225              4,968,715
    Loans receivable, net of allowance for loan losses
       of $1,365,745 and $1,322,380, respectively                                          118,480,144            119,375,036
    Real estate owned, net                                                                   1,617,457              1,608,710
    Premises and equipment, net                                                              5,595,913              5,654,823
    Goodwill                                                                                   306,488                306,488
    Bank owned life insurance                                                                4,300,685              4,229,280
    Accrued interest receivable                                                              1,323,452              1,318,060
    Other assets                                                                               272,099                332,439
                                                                                          ------------           ------------
              Total assets                                                                $227,466,363           $218,290,201
                                                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
    Deposits                                                                              $191,200,504           $188,954,730
    Borrowed funds                                                                          13,765,000              5,940,000
    Official checks outstanding                                                              1,295,443              1,504,293
    Accrued interest payable                                                                   604,705                614,320
    Other liabilities                                                                          947,655              1,321,380
                                                                                          ------------           ------------
                                                                                           207,813,307            198,334,723
                                                                                          ------------           ------------

STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share, no shares issued,
       100,000 authorized                                                                            0                      0
    Common stock, par value $.01 per share, 2,400,000 authorized; 1,792,086 issued, 1,598,684 and 1,652,684 outstanding, at March 31, 2003 and
       December 31, 2002, respectively.                                                         17,921                 17,921
    Additional paid-in capital                                                               8,131,746              8,131,746
    Treasury stock, at cost (193,402 and 139,402 shares at March 31, 2003 and
       December 31, 2002)                                                                   (2,123,217)            (1,497,777)
    Retained earnings                                                                       13,254,988             12,716,579
    Accumulated other comprehensive income, net of tax                                         371,618                587,009
                                                                                          ------------           ------------
    Total stockholders' equity                                                              19,653,056             19,955,478
                                                                                          ------------           ------------
              Total liabilities and stockholders' equity                                  $227,466,363           $218,290,201
                                                                                          ============           ============

See accompanying notes to unaudited condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        ----------------------------
                                                            2003              2002
                                                        -----------       ----------
INTEREST REVENUES:
  Interest on loans                                     $ 2,205,045       $2,518,968
  Interest and dividends on securities                      708,130          808,982
  Other interest                                             10,255           28,258
                                                        -----------       ----------
                                                          2,923,430        3,356,208
INTEREST EXPENSE:
  Interest on deposits                                    1,063,370        1,624,077
  Interest on borrowed funds                                 49,682           43,105
                                                        -----------       ----------
                                                          1,113,052        1,667,182
                                                        -----------       ----------
NET INTEREST INCOME BEFORE PROVISION FOR
 LOAN LOSSES                                              1,810,378        1,689,026
PROVISION FOR LOAN LOSSES                                   267,500          158,300
                                                        -----------       ----------

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES                                               1,542,878        1,530,726
                                                        -----------       ----------
NON-INTEREST INCOME:
  Fees and service charges on deposit accounts              211,037          189,906
  Service fee income, net                                    39,520           39,272
  Fees and service charges on loans                          49,526           57,586
  Bank owned life insurance                                  71,405           70,341
  Net gain (loss) on sale or write-down of:
     Loans held for sale                                    247,743          114,070
     Securities available-for-sale                          285,186                0
     Real estate owned and other assets                      (5,806)          27,379
                                                            898,611          498,554
                                                        -----------       ----------
NON-INTEREST EXPENSE:
Compensation and benefits                                   795,466          741,673
Occupancy                                                   253,200          314,768
Marketing and professional                                   53,126           49,763
Other                                                       261,627          261,462
                                                        -----------       ----------
                                                          1,363,419        1,367,666
                                                        -----------       ----------
INCOME BEFORE INCOME TAX EXPENSE                          1,078,070          661,614
                                                        -----------       ----------

INCOME TAX EXPENSE                                          374,393          219,823
                                                        -----------       ----------
NET INCOME                                              $   703,677       $  441,791
                                                        ===========       ==========

Basic earnings per share                                $      0.43       $     0.25
Diluted earnings per share                              $      0.42       $     0.25
Cash dividends per share                                $      0.10       $     0.10
Weighted average basic shares outstanding                 1,640,773        1,775,384
Weighted average diluted shares outstanding               1,659,669        1,775,384

See accompanying notes to unaudited condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002




                                                                 COMMON STOCK           ADDITIONAL
                                                            ----------------------       PAID-IN          TREASURY
                                                              SHARES        AMOUNT       CAPITAL           STOCK
                                                            ---------      -------      ----------      -----------
BALANCE, December 31, 2001                                  1,792,086      $17,921      $8,131,746      $  (128,075)
    Comprehensive income:
    Net income                                                      0            0               0                0
    Change in fair value of  securities available-
         for-sale, net of tax                                       0            0               0                0
        Comprehensive income
    Cash dividends declared ($.10 per share)                        0            0               0                0
                                                            ---------      -------      ----------      -----------
BALANCE, March 31, 2002                                     1,792,086      $17,921      $8,131,746      $  (128,075)
                                                            =========      =======      ==========      ===========


BALANCE, December 31, 2002                                  1,792,086      $17,921      $8,131,746      $(1,497,777

    Comprehensive income:
    Net income                                                      0            0               0                0
    Change in fair value of securities available-
         for-sale, net of tax                                       0            0               0                0


        Comprehensive income
    Repurchase of common stock (54,000 shares at cost)              0            0               0         (625,440)

    Cash dividends declared ($.10 per share)
                                                            ---------      -------      ----------      -----------
BALANCE, March 31, 2003                                     1,792,086      $17,921      $8,131,746      $(2,123,217)
                                                            =========      =======      ==========      ===========

                                                                             ACCUMULATED
                                                                                 OTHER            TOTAL
                                                              RETAINED      COMPREHENSIVE     STOCKHOLDERS'
                                                              EARNINGS          INCOME           EQUITY
                                                            -----------     -------------     -------------
BALANCE, December 31, 2001                                  $11,413,945       $(423,671)      $19,011,866
    Comprehensive income:
    Net income                                                  441,791               0           441,791
    Change in fair value of  securities available-
         for-sale, net of tax                                         0        (152,844)         (152,844)
                                                                                              -----------
        Comprehensive income                                                                      288,947
    Cash dividends declared ($.10 per share)                   (177,538)                         (177,538)
                                                            -----------       ---------       -----------
BALANCE, March 31, 2002                                     $11,678,198       $(576,515)      $19,123,275
                                                            ===========       =========       ===========


BALANCE, December 31, 2002                                  $12,716,579       $ 587,009       $19,955,478

    Comprehensive income:
    Net income                                                  703,677               0           703,677
    Change in fair value of securities available-
         for-sale, net of tax                                         0        (215,391)         (215,391)
                                                                                              -----------

        Comprehensive income                                                                      488,286
    Repurchase of common stock (54,000 shares at cost)                0                          (625,440)

    Cash dividends declared ($.10 per share)                   (165,268)                         (165,268)
                                                            -----------       ---------       -----------
BALANCE, March 31, 2003                                     $13,254,988       $ 371,618       $19,653,056
                                                            ===========       =========       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                            PINNACLE BANCSHARES, INC,
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   FOR THE THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                -------------------------------
                                                                                                     2003               2002
                                                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                  $    703,677       $    441,791
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                                  114,398            135,294
       Provision for loan losses                                                                     267,500            158,300
       Amortization, net                                                                             (45,333)           (92,706)
       Increase in cash surrender value of Bank owned life insurance                                 (71,405)           (70,341)
       Net (gain) loss sale or write down of:
         Loans held for sale                                                                        (247,743)          (114,070)
         Securities available-for-sale                                                              (285,186)                 0
         Real estate owned and other assets                                                            5,806            (27,379)
       Proceeds from sale of loans                                                                19,032,551         13,803,721
       Loans originated for sale                                                                 (18,459,318)       (11,096,965)
       Increase in accrued interest receivable                                                        (5,392)          (100,549)
       Decrease in other assets                                                                       60,340             52,484
       Decrease in accrued interest payable                                                           (9,615)          (159,060)
       (Decrease) increase in other liabilities                                                     (262,767)           188,254
                                                                                                ------------       ------------
              Net cash provided by operating activities                                              797,513          3,118,774
                                                                                                ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net loan repayments                                                                              602,934          5,415,476
    Proceeds from payments received on securities available-for-sale                               1,477,501            743,706
    Net change in interest bearing deposits at other banks                                          (773,363)        (3,197,595)
    Purchase of securities available-for-sale                                                    (43,000,000)       (12,371,881)
    Proceeds from maturing and called securities available-for-sale                               11,500,000          6,000,000
    Proceeds from the sale of securities available-for-sale                                       20,285,186                  0
    Purchase of premises and equipment                                                               (55,488)           (15,750)
    Proceeds from sales of real estate owned                                                          84,891            645,083
                                                                                                ------------       ------------
              Net cash used in investing activities                                               (9,878,339)        (2,780,961)
                                                                                                ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in passbook, NOW and money market deposit accounts                                  726,054          1,014,032
    Proceeds from sales of time deposits                                                           8,328,779          5,598,685
    Payments on maturing time deposits                                                            (6,809,059)        (7,213,237)
    Payments on borrowed funds                                                                   (15,775,000)          (160,000)
    Proceeds from borrowed funds                                                                  23,600,000                  0
    (Decrease) increase in official checks outstanding                                              (208,850)           307,518
    Repurchase of common stock                                                                      (625,440)                 0
    Payments of cash dividends                                                                      (165,268)          (177,538)
                                                                                                ------------       ------------
              Net cash provided by (used in) financing activities                                  9,071,216           (630,540)
                                                                                                ------------       ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                             (9,610)          (292,727)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   3,862,956          3,342,141
                                                                                                ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $  3,853,346       $  3,049,414
                                                                                                ============       ============
SUPPLEMENTAL DISCLOSURES:
    Cash payments for interest on deposits and borrowed funds                                   $  1,122,667       $  1,826,242
    Real estate acquired through foreclosure                                                          99,444             32,226

See accompanying notes to unaudited consolidated financial statements.

                            PINNACLE BANCSHARES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Pinnacle Bancshares, Inc. (the "Company") and Pinnacle Bank (the "Bank"), the Company's wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three month periods ended March 31, 2003, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company's audited financial statements.

2.       EARNINGS PER SHARE:

The following table represents the earnings per share calculations for the three-month periods ended March 31, 2003 and 2002:

                                                                                   PER
                                                                                  SHARE
         FOR THE THREE MONTHS ENDED            NET INCOME         SHARES          AMOUNT
         --------------------------            ----------       ---------        --------
         MARCH 31, 2003

         Basic earnings per share               $703,677        1,640,773        $   0.43
                                                --------        ---------        --------
         Dilutive securities                                       18,896
                                                                ---------
         Diluted earnings per share             $703,677        1,659,669        $   0.42
                                                ========        =========        ========

                                                                                   PER
                                                                                  SHARE
         FOR THE THREE MONTHS ENDED            NET INCOME         SHARES          AMOUNT
         --------------------------            ----------       ---------        --------
         MARCH 31, 2002

         Basic earnings per share               $441,791        1,775,384        $   0.25
                                                ---------                        --------
         Dilutive securities                                            0
                                                                ---------
         Diluted earnings per share             $441,791        1,775,384        $   0.25
                                                ========        =========        ========

Options to purchase 45,500 shares of common stock at $10.125 per share and options to purchase 54,560 shares of common stock at $8.8125 per share were outstanding during the three-months ended March 31, 2003 and were included in the computation of diluted EPS because the options' exercise price was less than the average market price of common shares. These options were not included in the computation of diluted EPS during the three-months ended March 31, 2002 because the option exercise price was greater that the average market price of common shares.

3.       STOCK BASED COMPENSATION:

In accordance with the provision of Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, the Company has elected to recognize compensation cost under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation cost due to the fact that all options granted were priced at the fair market value of the underlying stock on the date of grant. Had compensation cost been determined, consistent with SFAS No. 123, the Company's net income would have reflected the following pro forma amounts:

                                                             Three         Three
                                                             Months        Months
                                                             Ended         Ended
                                                            March 31,     March 31,
                                                           ----------    ----------
                                                              2003          2002
                                                           ----------    ----------
         Net Income--as reported                            $703,677      $441,791
         Stock-based compensation expense                          0        (2,106)
                                                            --------      --------
         Net Income--pro forma                              $703,677      $439,685

         Basic earnings per share--as reported              $   0.43      $   0.25
         Basic earnings per share--pro forma                    0.43          0.25

         Diluted earnings per share--as reported            $   0.42      $   0.25
         Diluted earnings per share--pro forma                  0.42          0.25

4.       RECENT ACCOUNTING PRONOUNCEMENTS:

         In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13 and Technical Correction. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also amends SFAS No. 113, Accounting for Leases to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted this statement on January 1, 2003 and it did not have a material impact on the Company's consolidated financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted this statement on January 1, 2003 and it did not have a material impact on the Company's consolidated financial position or results of operations.

         In December 2002, the FASB issued SFAS 148, Accounting for Stock Based Compensation--Transition and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.. The Company adopted the disclosure requirements of this statement on December 31, 2002.

         In November 2002, The FASB issued FIN 45, Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others, which elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provision of this interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. These currently include standby letters of credit and first loss guarantees on securitizations. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The effects of this interpretation did not have a material impact on the consolidated financial statements.

         In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which clarifies the application of ARB 51, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition public companies must apply the consolidated requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management does not expect this interpretation to have any impact to the consolidated financial statements. Adoption of the disclosure requirements of FIN 46 did not have a material impact on the consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement will not have a material impact on the Company's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS: This Quarterly Report on Form 10-QSB contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission ("SEC") or otherwise. The words "believe," "expect," "seek" and "intend," and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or qualified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions, which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

CRITICAL ACCOUNTING POLICIES: The accounting principles followed by the Company and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. The Company's critical accounting policies relate to the allowance for loan losses and real estate owned. These policies require the use of estimates, assumptions and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect difference estimates, assumptions and judgments. Certain policies inherently have a greater result on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. These policies require the use of subjective and complex estimates, assumptions and judgments that are important to the portrayal of the Company's financial condition and results.

The allowance for loan losses is maintained at a level which management considers to be adequate to absorb losses inherent in the loan portfolio. Management's estimation of the amount of the allowance is based on a continuing evaluation of the loan portfolio and includes such factors as economic conditions, analysis of individual loans, overall portfolio characteristics, delinquencies and the balance of any impaired loans (generally considered to be nonperforming loans, excluding residential mortgages and other homogeneous loans).

Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio and adjusting the allowance when appropriate. Management's evaluation of certain specifically identified loans includes a review of the financial condition and capacity of the borrower, the value of the collateral, current economic trends, historical losses, workout and collection arrangements, and possible concentrations of credit. The loan review process also includes a collective evaluation of credit quality within the mortgage and installment loan portfolios. In establishing the allowance, loss percentages are applied to groups of loans with similar risk characteristics. These loss percentages are determined by historical experience, portfolio mix, regulatory influence, and other economic factors. Each quarter this review is quantified in a report to management, which uses it to determine whether an appropriate allowance is being maintained. This report is then submitted to the Board of Directors and to the appropriate Board committee quarterly.

Changes in the allowance can result from changes in economic events or changes in the creditworthiness of the borrowers. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from estimations.

Real estate owned acquired through foreclosure is carried at the lower of cost or fair value less expected selling costs. Any excess of the recorded investment over fair value, less estimated costs of disposition of the property, is charged to the allowance for loan losses at the time of foreclosure. Subsequent to foreclosure, real estate owned is evaluated on an individual basis for changes in fair value. Declines in fair value of the asset, less costs of disposition below its carrying amount, require an increase in the valuation allowance account. Future increases in fair value of the asset, less cost of disposition, may cause a reduction in the valuation allowance account, but not below zero. Increases or decreases in the valuation allowance account are charged or credited to income. Costs relating to the development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

The recognition of gains and losses on the sale of real estate owned is dependent upon whether the nature and terms of the sale and future involvement of the Bank in the property meet certain requirements. If the transaction does not meet these requirements, income recognition is deferred and recognized under an alternative method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 66, Accounting for Sales of Real Estate.

COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 2003 AND DECEMBER 31, 2002. Total assets were $227.5 million, at March 31, 2003, compared to $218.3 million at December 31, 2002. Net loans receivable decreased approximately $895,000 primarily due to refinancing activities and principal repayments. Total securities available-for-sale increased approximately $9.7 million, to $85.0 million at March 31, 2003 from $75.3 million at December 31, 2002. This increase was due to purchases exceeding calls and sales. The Bank had $11.5 million in agency securities to be called. Also during the three month period ended March 31, 2003, the Bank sold $20.0 million in agency securities in order to reposition its investment portfolio. Gross gains of $285,000 were realized on these sales. The proceeds from these calls, and sales of securities-available-for-sale, combined with the proceeds from loan principal repayments and Federal Home Loan Bank ("FHLB") of Atlanta advances, were used by the Bank to purchase $43 million in agency securities during the three-months ended March 31, 2003.

At March 31, 2003, the investment portfolio of $85.0 million consisted primarily of U. S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as "available-for-sale," which is carried at fair value with the unrealized gains/losses reflected directly in stockholders' equity, net of taxes.

Total deposits increased $2.2 million to $191.2 million at March 31, 2003 as compared to $189.0 million at December 31, 2002. This increase was primarily due to rate competition.

During the three-month period ended March 31, 2003, the Bank periodically borrowed funds on a short term basis from the FHLB of Atlanta. The proceeds from borrowed funds were used to purchase agency securities due to favorable spreads. The maximum amount outstanding during the three months period ending March 31, 2003 was $7.3 million.

RESULTS OF OPERATIONS--COMPARISON OF THE MONTHS ENDED MARCH 31, 2003 AND 2002. For the three-months ended March 31, 2003, net income was $704,000 compared with net income of $442,000 for the three-months ended March 31, 2002, an increase of 59%. A significant portion of the increase in net income was related to an increase in non-interest income, which increased from $499,000 in the first quarter of 2002 to $899,000 for the three months ended March 31, 2003. This increase was primarily attributable to increases in net gains on sales of loans held for sale and available-for-sale securities of $134,000 and $285,000, respectively. The increase in net income was also attributable to an increase in net interest income. Net interest income after the provision for loan losses for the three months ended March 31, 2003, was $1,543,000, compared with $1,531,000 in the same period last year.

The net interest margin increased to 3.60% for the three-months ended March 31, 2003, from 3.40% for the three-months ended March 31, 2002. As market rates continued to stabilize at lower levels during the first quarter of 2003, the Company's cost of funds decreased more rapidly than asset values, contributing to the improved margin. The yield on interest-earning assets decreased from approximately 6.71% in the three-month period ended March 31, 2002 to approximately 5.82% in the current year period. This decrease was due to a decrease in market interest rates. The cost of funds decreased from approximately 3.4% at March 31, 2002 to approximately 2.3% in the current year period. This decrease was due to a decrease in interest rates.

Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates, which take into account historical experience, the amount of non-performing assets, and general economic conditions. The Bank determined a provision of $268,000 was required for the three-month period ended March 31, 2003 and a provision of $158,000 was required for three-month period ended March 31, 2002. The increase in the provision for loan losses for the three-month period ended March 31, 2003 as compared to the prior year period was the result of an increase in charge-offs, from $81,000 at March 31, 2002 to $231,000 in the current year period. It is management's opinion that the allowance for loan losses at March 31, 2003 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank's exposure to losses and may adjust the allowance for loan losses in the future if it deems necessary.

Non-interest income, which includes fees and service charges, real estate operations, net gain (loss) on sale of loans, bank owned life insurance and other income increased $400,000 in the three-month period ended March 31, 2003, as compared to the three-month period ended March 31, 2002. The increase was due primarily to an increase in net gain on sale of loans held for sale of $134,000, an increase in the net gain on sale of securities available-for-sale of $285,000, and an increase in fees and service charges on deposit accounts of $21,000. This increase was offset by a decrease in gain on sale of real estate owned of $33,000 and slight decrease in all other non-interest income of $7,000.

Non-interest expense decreased $4,000 in the three-month period ended March 31, 2003 as compared to the corresponding prior year period. This was primarily a result of a decrease in occupancy expense of $61,000. This decrease was offset by an increase in compensation and benefits of $54,000 and an increase in marketing and professional expense of $3,000.

ASSET LIABILITY MANAGEMENT: The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, re-pricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 100, 200 and 300 basis point rate increase applied to all fixed rate interest earning assets and interest-bearing liabilities, the Company would expect a net loss in fair value of the underlying instruments of approximately $644,000, $1,434,000, and $2,279,000, respectively. Under a scenario simulating a hypothetical 100, 200 and 300 basis point rate decrease applied to all fixed rate interest earning assets and interest-bearing liabilities, the Company would expect a net loss in fair value of the underlying instruments of approximately $427,000, $1,425,000, and $2,383,000, respectively This hypothetical gain or loss is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

STOCK REPURCHASE PROGRAM: In 2002, the Company announced a stock repurchase program to acquire up to 178,000 shares of common stock, or approximately 5% of the Company's currently outstanding shares. As of December 31, 2002 the Company had repurchased 122,700 shares at an average price of $11.16 per share. As of March 17, 2003 the Company had repurchased an additional 54,000 shares of common stock at an average price of $11.58 per share, which completed this stock repurchase program.

On April 25, 2003, the Company announced a stock repurchase program to acquire up to 5% of the Company's currently outstanding shares. The repurchase program will be dependent upon market conditions and other requirements, and there is no guarantee as to the exact number of shares to be repurchased by the Company. As of April 29, 2003 the Company had repurchased 33,000 shares at an average price of $13.45 per share.

CAPITAL RESOURCES: Historically, funds provided by operations, mortgage loan principal repayments, deposits and short-term borrowings have been the Bank's principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowing sources. At March 31, 2003, the Bank's total loan commitments, including construction loans in process, unused lines of credit and letter of credits, were approximately $21.6 million. Management believes that the Bank's liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At March 31, 2003, the Company and the Bank exceeded all regulatory capital requirements.

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting him in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company conducted its evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported.

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

                                    PINNACLE BANCSHARES, INC


DATE: May 15, 2003                  BY: /s/ Robert B. Nolen Jr.
      --------------                    --------------------------------
                                        Robert B. Nolen, Jr.
                                        President and Chief
                                        Executive Officer
                                        (Principal Executive Officer and
                                        Principal Financial Officer)

                                        /s/ Marie Guthrie
                                        --------------------------------
                                        Marie Guthrie
                                        Treasurer
                                        (Principal Accounting Officer)

                                 CERTIFICATIONS

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant and material weaknesses.

DATE: May 15, 2003
      ------------



                                    BY: /s/ Robert B. Nolen Jr.
                                        --------------------------------
                                        Robert B. Nolen, Jr.
                                        President & Chief Executive Officer
                                        (Chief Executive Officer and
                                        Chief Financial Officer)