Form 10QSB
period 2003-06-30
PINNACLE BANCSHARES INC
filed 2003-08-14
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark one)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

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

Yes [X]     No [  ]

     The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2003: 1,565,684 shares of common stock.

     Transitional Small Business Disclosure Format (check one):

Yes [  ]     No [X]

CONTENTS

Page

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Condensed Consolidated Statements of Financial Condition at June 30, 2003 and December 31, 2002	3
Unaudited Condensed Consolidated Statements of Operations for the three and six-months ended June 30, 2003 and 2002	4
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six-months ended June 30, 2003 and June 30, 2002	5
Unaudited Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2003 and June 30, 2002	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis	10
Item 3. Controls and Procedures	13
Part II OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 6. Exhibits and Reports on Form 8-K
Signatures	15
Certifications	16

PART I – FINANCIAL INFORMATION

Item  1.  Financial Statements

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2003	2002

ASSETS:
Cash and cash equivalents	$3,932,151	$3,862,956
Interest-bearing deposits in other banks	9,817,770	357,467
Securities available-for-sale	75,514,981	75,301,227
FHLB stock	732,400	975,000
Loans held for sale	3,653,732	4,968,715
Loans receivable, net of allowance for loan losses of $1,442,226 and $1,322,380, respectively	113,739,741	119,375,036
Real estate owned, net	1,619,964	1,608,710
Premises and equipment, net	5,690,018	5,654,823
Goodwill	306,488	306,488
Bank owned life insurance	4,372,091	4,229,280
Accrued interest receivable	1,241,476	1,318,060
Other assets	294,788	332,439

Total assets	$220,915,600	$218,290,201

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$188,731,033	$188,954,730
Borrowed funds	9,765,000	5,940,000
Official checks outstanding	681,418	1,504,293
Accrued interest payable	641,279	614,320
Other liabilities	1,248,311	1,321,380

	201,067,041	198,334,723

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share, no shares issued, 100,000 authorized	0	0
Common stock, par value $.01 per share, 2,400,000 authorized; 1,792,086 issued, 1,565,684 and 1,652,684 outstanding, at June 30, 2003 and December 31, 2002, respectively	17,921	17,921
Additional paid-in capital	8,131,746	8,131,746
Treasury stock, at cost (226,402 and 139,402 shares at June 30, 2003 and December 31, 2002)	(2,568,716)	(1,497,777)
Retained earnings	13,693,746	12,716,579
Accumulated other comprehensive income, net of tax	573,862	587,009

Total stockholders’ equity	19,848,559	19,955,478

Total liabilities and stockholders’ equity	$220,915,600	$218,290,201

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

INTEREST REVENUES:
Interest on loans	$2,145,981	$2,379,163	$4,351,026	$4,898,131
Interest and dividends on securities	758,606	894,694	1,466,736	1,703,676
Other interest	5,381	28,509	15,636	56,767

	2,909,968	3,302,366	5,833,398	6,658,574
INTEREST EXPENSE:
Interest on deposits	982,349	1,517,771	2,045,719	3,141,848
Interest on borrowed funds	49,606	42,841	99,288	85,946

	1,031,955	1,560,612	2,145,007	3,227,794

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,878,013	1,741,754	3,688,391	3,430,780
PROVISION FOR LOAN LOSSES	267,500	138,000	535,000	296,300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,610,513	1,603,754	3,153,391	3,134,480

NON-INTEREST INCOME:
Fees and service charges on deposit accounts	249,104	214,658	460,141	404,564
Service fee income, net	40,495	39,384	80,015	78,656
Fees and service charges on loans	21,598	39,224	71,124	96,810
Bank owned Life Insurance	71,406	70,342	142,811	140,682
Net gain (loss) on sale or write-down of:
Loans held for sale	245,301	140,039	493,044	254,109
Securities available-for-sale	91,054	20,156	376,240	20,156
Real estate owned and other assets	(44,932)	(7,104)	(50,738)	20,275
Premises and equipment	13,500	0	13,500	0

	687,526	516,699	1,586,137	1,015,252

NON-INTEREST EXPENSE:
Compensation and benefits	788,141	761,831	1,583,607	1,503,504
Occupancy	268,468	287,647	521,668	594,983
Marketing and professional	56,073	54,244	109,199	104,007
Other	279,163	236,982	540,790	505,875

	1,391,845	1,340,704	2,755,264	2,708,369

INCOME BEFORE INCOME TAX EXPENSE	906,194	779,749	1,984,264	1,441,363
INCOME TAX EXPENSE	310,867	263,999	685,260	483,822

NET INCOME	$595,327	$515,750	$1,299,004	$957,541

Basic earnings per share	$0.38	$0.29	$0.81	$0.54
Diluted earnings per share	$0.37	$0.29	$0.80	$0.54
Cash dividends per share	$0.10	$0.10	$0.20	$0.20
Weighted average basic shares outstanding	1,575,838	1,775,384	1,608,126	1,775,384
Weighted average diluted shares outstanding	1,605,532	1,784,214	1,632,421	1,777,591

See accompanying notes to condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

						Accumulated
	Common Stock		Additional			Other	Total
			Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Income	Equity

BALANCE, December 31, 2001	1,792,086	$17,921	$8,131,746	$(128,075)	$11,413,945	$(423,671)	$19,011,866
Comprehensive income:
Net income	0	0	0	0	957,541	0	957,541
Change in fair value of securities available-for-sale, net of tax	0	0	0	0	0	617,968	617,968

Comprehensive income							1,575,509
Cash dividends declared ($.20 per share)	0	0	0	0	(355,076)		(355,076)

BALANCE, June 30, 2002	1,792,086	$17,921	$8,131,746	$(128,075)	$12,016,410	$194,297	$20,232,299

BALANCE, December 31, 2002	1,792,086	$17,921	$8,131,746	$(1,497,777)	$12,716,579	$587,009	$19,955,478
Comprehensive income:
Net income	0	0	0	0	1,299,004	0	1,299,004
Change in fair value of securities available-for-sale, net of tax	0	0	0	0	0	(13,147)	(13,147)

Comprehensive income							1,285,857
Repurchase of common stock (87,000 shares at cost)	0	0	0	(1,070,939)		0	(1,070,939)
Cash dividends declared ($.20 per share)	0	0	0	0	(321,837)	0	(321,837)

BALANCE, June 30, 2003	1,792,086	$17,921	$8,131,746	$(2,568,716)	$13,693,746	$573,862	$19,848,559

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE BANCSHARES, INC,
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,299,004	$957,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	229,571	267,866
Provision for loan losses	535,000	296,300
Amortization, net	(98,213)	(217,354)
Increase in cash surrender value of Bank owned life insurance	(142,811)	(140,682)
Net (gain) loss on sale or write down of:
Loans held for sale	(493,044)	(254,109)
Securities available-for-sale	(376,240)	(20,156)
Real estate owned and other assets	50,738	(20,275)
Premises and equipment	(13,500)	0
Proceeds from sale of loans	41,416,304	25,596,888
Loans originated for sale	(39,608,277)	(22,683,729)
Decrease in accrued interest receivable	76,584	171,011
Decrease in other assets	37,651	376,995
Increase (decrease) in accrued interest payable	26,959	(113,961)
Decrease in other liabilities	(66,657)	(40,890)

Net cash provided by operating activities	2,873,069	4,175,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan repayments	4,788,310	7,364,189
Proceeds from payments received on securities available-for-sale	2,917,953	1,635,883
Net change in interest bearing deposits at other banks	(9,460,303)	(16,953)
Purchase of securities available-for-sale	(75,200,000)	(31,163,622)
Proceeds from maturing and called securities available-for-sale	34,990,000	9,000,000
Proceeds from the sale of securities available-for-sale	37,617,840	3,020,156
Purchase of premises and equipment	(277,476)	(43,532)
Proceeds from sales of premises and equipments	26,210	0
Proceeds from sales of real estate owned	407,940	1,473,523

Net cash used in investing activities	(4,189,526)	(8,730,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in passbook, NOW and money market deposit accounts	2,141,728	868,549
Proceeds from sales of time deposits	12,620,932	11,843,231
Payments on maturing time deposits	(14,986,357)	(12,305,811)
Payments on borrowed funds	(49,875,000)	(160,000)
Proceeds from borrowed funds	53,700,000	4,400,000
(Decrease) increase in official checks outstanding	(822,875)	262,380
Repurchase of common stock	(1,070,939)	0
Payments of cash dividends	(321,837)	(355,076)

Net cash provided by financing activities	1,385,652	4,553,273

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,195	(1,638)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,862,956	3,342,141

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,932,151	$3,040,503

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits and borrowed funds	$2,118,048	3,341,755
Cash payments for income taxes	587,921	285,000
Real estate acquired through foreclosure	469,932	651,722

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

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company’s audited financial statements.

2.  EARNINGS PER SHARE:

The following table represents the earnings per share calculations for the three and six month periods ended June 30, 2003 and 2002:

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount

June 30, 2003
Basic earnings per share	$595,327	1,575,838	$0.38

Dilutive securities		29,694

Diluted earnings per share	$595,327	1,605,532	$0.37

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount

June 30, 2002
Basic earnings per share	$515,750	1,775,384	$0.29

Dilutive securities		8,830

Diluted earnings per share	$515,750	1,784,214	$0.29

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount

June 30, 2003
Basic earnings per share	$1,299,004	1,608,126	$0.81

Dilutive securities		24,295

Diluted earnings per share	$1,299,004	1,632,421	$0.80

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount

June 30, 2002
Basic earnings per share	$957,541	1,775,384	$0.54

Dilutive securities		2,207

Diluted earnings per share	$957,541	1,777,591	$0.54

3.  STOCK BASED COMPENSATION:

In accordance with the provision of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company has elected to recognize compensation cost under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation cost due to the fact that all options granted were priced at the fair market value of the underlying stock on the date of grant. Had compensation cost been determined, consistent with SFAS No. 123, the Company’s net income would have reflected the following pro forma amounts:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net Income —as reported	$595,327	$515,750	$1,299,004	$957,451
Stock-based compensation expense	0	(2,106)	0	(4,211)

Net Income —pro forma	$595,327	$513,644	$1,299,004	$953,240
Basic earnings per share—as reported	$0.38	$0.29	0.81	$0.54
Basic earnings per share—pro forma	0.38	0.29	0.81	0.54
Diluted earnings per share—as Reported	$0.37	$0.29	$0.80	$0.54
Diluted earnings per share—pro forma	0.37	0.29	0.80	0.54

4.  RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

Item  2.  Management’s Discussion and Analysis

Forward-Looking Statements: This Quarterly Report on Form 10-QSB contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission (“SEC”) or otherwise. The words “believe,” “expect,” “seek” and “intend,” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or qualified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions, which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policies: The accounting principles followed by the Company and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. The Company’s critical accounting policies relate to the allowance for loan losses and real estate owned. These policies require the use of estimates, assumptions and judgments and are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect difference estimates, assumptions and judgments. Certain policies inherently have a greater result on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. These policies require the use of subjective and complex estimates, assumptions and judgments that are important to the portrayal of the Company’s financial condition and results.

The allowance for loan losses is maintained at a level which management considers to be adequate to absorb losses inherent in the loan portfolio. Management’s estimation of the amount of the allowance is based on a continuing evaluation of the loan portfolio and includes such factors as economic conditions, analysis of individual loans, overall portfolio characteristics, delinquencies and the balance of any impaired loans (generally considered to be nonperforming loans, excluding residential mortgages and other homogeneous loans).

Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio and adjusting the allowance when appropriate. Management’s evaluation of certain specifically identified loans includes a review of the financial condition and capacity of the borrower, the value of the collateral, current economic trends, historical losses, workout and collection arrangements, and possible concentrations of credit. The loan review process also includes a collective evaluation of credit quality within the mortgage and installment loan portfolios. In establishing the allowance, loss percentages are applied to groups of loans with similar risk characteristics. These loss percentages are determined by historical experience, portfolio mix, regulatory influence, and other economic factors. Each quarter this review is quantified in a report to management, which uses it to determine whether an appropriate allowance is being maintained. This report is then submitted to the Board of Directors and to the appropriate Board committee quarterly.

Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of June 30, 2003, ultimate losses may vary from estimations.

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

The recognition of gains and losses on the sale of real estate owned is dependent upon whether the nature and terms of the sale and future involvement of the Bank in the property meet certain requirements. If the transaction does not meet these requirements, income recognition is deferred and recognized under an alternative method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate.

Comparison of Financial Condition as of June 30, 2003 and December 31, 2002. Total assets were $221.0 million, at June 30, 2003, compared to $218.3 million at December 31, 2002. Interest bearing deposits in other banks increased $9.5 million. This increase was primarily due to timing of purchases of securities available for-sale and repayments of borrowed funds. Net loans receivable decreased approximately $5.6 million from $119.4 million at December 31, 2002 to $113.7 million at June 30, 2003 primarily due to refinancing activities and principal repayments. Total securities available-for-sale were $75.5 million at June 30, 2003, compared to $75.3 million at December 31, 2002.

At June 30, 2003, the investment portfolio of $75.5 million consisted primarily of U. S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as “available-for-sale,” which is carried at fair value with the unrealized gains/losses reflected directly in stockholders’ equity, net of taxes. During the six months ended June 30, 2003, the Bank had $35.0 million in agency securities to be called. Also during the six month period ended June 30, 2003, the Bank sold $37.6 million in agency securities in order to reposition its investment portfolio. Gross gains of $376,241 were realized on these sales. The proceeds from these calls, and sales of securities available-for-sale, combined with the proceeds from loan principal repayments and Federal Home Loan Bank (“FHLB”) of Atlanta advances, were used by the Bank to purchase $75.2 million in agency securities.

Total deposits were $188.7 million at June 30, 2003 as compared to $189.0 million at December 31, 2002.

During the six-month period ended June 30, 2003, the Bank periodically borrowed funds on a short term basis from the FHLB of Atlanta. The proceeds from borrowed funds were used to purchase agency securities due to favorable spreads. The maximum amount outstanding during the three months period ending June 30, 2003 was $11.7 million.

Results of Operations-Comparison of the Three and Six-Months Ended June 30, 2003 and 2002. For the three-months ended June 30. 2003, net income was $595,327 compared with net income of $515,750 for the three-months ended June 30, 2002. For the six-months ended June 30, 2003, net income was $1,299,004 compared with net income of $957,541 for the six-months ended June 30, 2002. Net interest income after the provision for loan losses for the three-months ended June 30, 2003, was $1,611,000, compared with $1,604,000 for the three-months ended June 30, 2002. Net interest income after the provision for loan losses for the six-months ended June 30, 2003, was $3,153,000, compared with $3,134,000 for the three-months ended June 30, 2002. A significant portion of the higher net income was related to non-interest income which increased from $1,015,000 for the six-months ended June 30, 2002 to $1,586,000 for the six months ended June 30, 2003. This increase was primarily attributable to increases in net gain on the sale of loans held for sale and available-for-sale securities of $240,000 and $356,000, respectively.

The net interest margin increased to 3.69% and 3.65% for the three and six months ended June 30, 2003, from 3.45% and 3.42% for the three and six-months ended June 30, 2002. As market rates continued to stabilize at lower levels during the three and six-month period ended June 30, 2003, the Company’s cost of funds decreased more rapidly than rates on loans and investments, contributing to the improved margin. The yield on interest-earning assets decreased from approximately 6.53% and 6.62% in the three and six-month period ended June 30, 2002 to approximately 5.72% and 5.77% in the current year period. This decrease was due to a decrease in market interest rates. The cost of funds decreased from approximately 3.00% at June 30, 2002 to approximately 2.00% at June 30, 2003, due to decreases in market deposit rates.

Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management’s estimates, which take into account historical experience, the amount of non-performing loans, collateral values and general economic conditions. The provision for loan losses was $267,500 and $535,000 for the three and six-months ended June 30, 2003, compared to $138,000 and $296,300 for the three and six-months ended June 30, 2002. The increase in the provision for loan losses for the three and six-month period ended June 30, 2003 as compared to the prior year period was the result of an increase in non-performing loans, from $935,000 at June 30, 2002 to $1,269,000 in the current year. It is management’s opinion that the allowance for loan losses at June 30, 2003 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank’s exposure to losses. Although management believes that is uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.

Non-interest income, which includes fees and service charges, income from real estate operations, the sale of loans, bank owned life insurance and other income increased $171,000 in the three-month period ended June 30, 2003, as compared to the three-month period ended June 30, 2002. The increase was due primarily to an increase in net gain on sale of loans held for sale of $105,000, an increase in the net gain on sale of securities available-for-sale of $71,000, and an increase in all other non-interest income of $33,000. This increase was offset by an increase in losses on sale of real estate owned of $38,000. Non-interest income increased $571,000 in the six-month period ended June 30, 2003, as compared to the six-month period ended June 30, 2002. The increase was due primarily to an increase in net gain on sale of securities available for sale of $356,000, an increase in the net gain on sale of loans held for sale of $239,000 and an increase in all other non-interest income of $47,000. This increase was offset by an increase in losses on sale of real estate owned of $71,000.

Non-interest expense increased $51,000 in the three-month period ended June 30, 2003 as compared to the corresponding prior year period. This was primarily a result of an increase in compensation and benefits of $26,000 and an increase in all other non-interest expense of $25,000. Non-interest expense increased $47,000 in the six-month period ended June 30, 2003 as compared to the corresponding prior year period. This was primarily a result of an increase in compensation and benefits of $80,000. This increase was offset by a decrease in all other non-interest expense of $33,000.

Asset Liability Management: The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, re-pricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 100, 200 and 300 basis point rate increase applied to all fixed rate interest earning assets and interest-bearing liabilities, the Company would expect a net loss in fair value of the underlying instruments of approximately $490,000, $1,153,000, and $1,862,000, respectively. Under a scenario simulating a hypothetical 100, 200 and 300 basis point rate decrease applied to all fixed rate interest earning assets and interest-bearing liabilities, the Company would expect a net loss in fair value of the underlying instruments of approximately $771,000, $1,624,000, and $2,403,000, respectively. This hypothetical is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

Stock Repurchase Program: In 2002, the Company announced a stock repurchase program to acquire up to 178,000 shares of common stock, or approximately 5% of the Company’s currently outstanding shares. As of December 31, 2002 the Company had repurchased 122,700 shares at an average price of $11.16 per share. As of March 17, 2003 the Company had repurchased an additional 54,000 shares of common stock at an average price of $11.58 per share, which completed this stock repurchase program.

On April 25, 2003, the Company announced a supplemental stock repurchase program to acquire up to an additional 5% of the Company’s currently outstanding shares. The repurchase program will be dependent upon market conditions and other requirements, and there is no guarantee as to the exact number of shares to be repurchased by the Company. As of June 30, 2003, the Company had repurchased 33,000 shares at an average price of $13.50 per share.

Capital Resources: Historically, funds provided by operations, mortgage loan principal repayments, deposits and short-term borrowings have been the Bank’s principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowing sources. At June 30, 2003, the Bank’s total loan commitments, including construction loans in process, unused lines of credit and letter of credits, were approximately $22.2 million. Management believes that the Bank’s liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At June 30, 2003, the Company and the Bank exceeded all regulatory capital requirements.

Proposed Tax Plan: On September 9, 2003, Alabama voters will vote on a proposed amendment to the state constitution which, if approved is expected to increase significantly state income taxes paid by the Company and the Bank.

Item  3.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

In addition, the Company reviewed its internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company conducted its evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported.

Any control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are achieved. The design of a control system inherently has limitations, including the controls’ cost relative to their benefits. Additionally, controls can be circumvented. No cost-effective control system can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART II – OTHER INFORMATION

ITEM  4.  Submission of Matters to a Vote of Security Holders

     On May 28, 2003, the Company held its Annual Meeting of Stockholders at which the following matters were considered and voted on.

PROPOSAL I- ELECTION OF DIRECTORS

NOMINEES	FOR	WITHHELD	TERM

James W. Cannon	1,393,418	5,727	3 Years
Robert B. Nolen Jr.	1,391,218	7,927	3 Years
Max W. Perdue	1,389,188	9,957	3 Years

There were no abstentions or broker non-votes.

PROPOSAL II- RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

     Ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2003.

FOR	AGAINST	ABSTAIN

1,388,647	7,112	3,386

There were no broker non-votes.

ITEM  6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1- Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K dated April 25, 2003, furnishing under Item 9 (pursuant to Item 12) announcement of the Company’s results of operations for the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANCSHARES, INC

DATE: August 14, 2003	BY:	/s/ Robert B. Nolen Jr. Robert B. Nolen, Jr. President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Marie Guthrie Marie Guthrie Treasurer (Principal Accounting Officer)