Form 10QSB
period 2003-09-30
PINNACLE BANCSHARES INC
filed 2003-11-14
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark one)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes	X	No

     The number of shares outstanding of each of the issuer’s classes of common equity, as of October 14, 2003: 1,558,684 shares of common stock.

     Transitional Small Business Disclosure Format (check one):

Yes	No	X

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis
Item 3. Controls and Procedures
PART II — OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO & CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO & CFO

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2003	2002

ASSETS:
Cash and cash equivalents	$3,699,858	$3,862,956
Interest-bearing deposits in other banks	1,539,908	357,467
Securities available-for-sale	78,065,544	75,301,227
FHLB stock	732,400	975,000
Loans held for sale	3,091,524	4,968,715
Loans receivable, net of allowance for loan losses of $1,529,382 and $1,322,380, respectively	107,416,866	119,375,036
Real estate owned, net	990,959	1,608,710
Premises and equipment, net	5,682,382	5,654,823
Goodwill	306,488	306,488
Bank owned life insurance	4,443,496	4,229,280
Accrued interest receivable	1,150,340	1,318,060
Other assets	534,359	332,439

Total assets	$207,654,124	$218,290,201

LIABILITIES AND STOCKHOLDERS’ EQUITY:
LIABILITIES:
Deposits	$181,968,059	$188,954,730
Borrowed funds	4,265,000	5,940,000
Official checks outstanding	849,113	1,504,293
Accrued interest payable	532,072	614,320
Other liabilities	781,413	1,321,380

	188,395,657	198,334,723

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.01 per share, no shares issued, 100,000 authorized	0	0
Common stock, par value $.01 per share, 2,400,000 authorized; 1,792,086 issued, 1,565,684 and 1,652,684 outstanding, at September 30, 2003 and December 31, 2002, respectively	17,921	17,921
Additional paid-in capital	8,131,746	8,131,746
Treasury stock, at cost (226,402 and 139,402 shares at September 30, 2003 and December 31, 2002)	(2,568,716)	(1,497,777)
Retained earnings	14,108,384	12,716,579
Accumulated other comprehensive (loss) income, net of tax	(430,868)	587,009

Total stockholders’ equity	19,258,467	19,955,478

Total liabilities and stockholders’ equity	$207,654,124	$218,290,201

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

INTEREST REVENUES:
Interest on loans	$2,025,875	$2,347,648	$6,376,902	$7,245,780
Interest and dividends on securities	729,002	973,130	2,195,738	2,676,805
Other interest	3,726	8,172	19,362	64,940

	2,758,603	3,328,950	8,592,002	9,987,525
INTEREST EXPENSE:
Interest on deposits	872,850	1,417,973	2,918,569	4,559,821
Interest on borrowed funds	43,399	52,691	142,687	138,637

	916,249	1,470,664	3,061,256	4,698,458

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,842,354	1,858,286	5,530,746	5,289,067
PROVISION FOR LOAN LOSSES	347,000	120,000	882,000	380,300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,495,354	1,738,286	4,648,746	4,908,767

NON-INTEREST INCOME:
Fees and service charges on deposit accounts	228,956	211,589	689,098	616,153
Service fee income, net	41,130	39,812	121,145	118,468
Fees and service charges on loans	71,780	60,336	142,904	157,146
Bank owned Life Insurance	71,406	70,341	214,216	211,024
Net gain (loss) on sale or write-down of:
Loans held for sale	290,561	127,022	783,604	381,132
Securities available-for-sale	14,063	17,785	390,303	37,941
Real estate owned and other assets	57,685	(15,709)	6,948	4,566
Premises and equipment	0	0	13,500	0

	775,581	511,176	2,361,718	1,526,430

NON-INTEREST EXPENSE:
Compensation and benefits	799,318	765,773	2,382,926	2,269,277
Occupancy	280,827	470,442	802,496	1,065,425
Marketing and professional	72,978	49,201	182,176	153,208
Other	251,750	253,255	792,539	795,133

	1,404,873	1,538,671	4,160,137	4,283,043

INCOME BEFORE INCOME TAX EXPENSE	866,062	710,791	2,850,327	2,152,154
INCOME TAX EXPENSE	294,855	237,766	980,116	721,588

NET INCOME	$571,207	$473,025	$1,870,211	$1,430,566

Basic earnings per share	$0.36	$0.27	$1.17	$0.81
Diluted earnings per share	$0.36	$0.27	$1.15	$0.80
Cash dividends per share	$0.10	$0.10	$0.30	$0.30
Weighted average basic shares outstanding	1,565,684	1,775,384	1,593,528	1,775,384
Weighted average diluted shares outstanding	1,606,058	1,783,769	1,623,478	1,779,688

See accompanying notes to condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

						Accumulated
	Common Stock		Additional			Other	Total
			Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Equity

BALANCE, December 31, 2001	1,775,384	$17,921	$8,131,746	$(128,075)	$11,413,945	$(423,671)	$19,011,866
Comprehensive income:
Net income	0	0	0	0	1,430,566	0	1,430,566
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	864,570	864,570

Comprehensive income							2,295,136
Cash dividends declared ($.30 per share)	0	0	0	0	(532,615)		(532,615)

BALANCE, September 30, 2002	1,775,384	$17,921	$8,131,746	$(128,075)	$12,311,896	$440,899	$20,774,387

BALANCE, December 31, 2002	1,792,086	$17,921	$8,131,746	$(1,497,777)	$12,716,579	$587,009	$19,955,478
Comprehensive income:
Net income	0	0	0	0	1,870,211	0	1,870,211
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	(1,017,877)	(1,017,877)

Comprehensive income							852,334
Repurchase of common stock (87,000 shares at cost)	0	0	0	(1,070,939)		0	(1,070,939)
Cash dividends declared ($.30 per share)	0	0	0	0	(478,406)	0	(478,406)

BALANCE, September 30, 2003	1,792,086	$17,921	$8,131,746	$(2,568,716)	$14,108,384	$(430,868)	$19,258,467

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE BANCSHARES, INC,
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,870,211	$1,430,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	350,116	397,876
Provision for loan losses	882,000	380,300
Amortization, net	(148,449)	(298,039)
Increase in cash surrender value of Bank owned life insurance	(214,216)	(211,024)
Net gain on sale or write down of:
Loans held for sale	(783,604)	(381,132)
Securities available-for-sale	(390,303)	(37,941)
Real estate owned and other assets	(6,948)	(4,566)
Premises and equipment	(13,500)	0
Proceeds from sale of loans	63,920,515	37,533,472
Loans originated for sale	(61,259,720)	(34,120,778)
Decrease in accrued interest receivable	167,720	34,343
(Increase) decrease in other assets	(201,920)	285,992
Decrease in accrued interest payable	(82,248)	(215,564)
(Decrease) increase in other liabilities	(15,607)	226,316

Net cash provided by operating activities	4,074,047	5,019,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan repayments	10,623,095	8,700,378
Proceeds from payments received on securities available-for-sale	4,607,363	2,654,155
Net change in interest bearing deposits at other banks	(1,182,441)	386,412
Purchase of securities available-for-sale	(83,990,000)	(54,163,622)
Proceeds from maturing and called securities available-for-sale	34,990,000	36,620,000
Proceeds from the sale of securities available-for-sale	40,632,903	3,037,941
Purchase of premises and equipment	(390,385)	(112,783)
Proceeds from sales of premises and equipments	26,210	0
Proceeds from sales of real estate owned	1,312,306	1,693,106

Net cash provided by (used in) investing activities	6,629,051	(1,184,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in passbook, NOW and money market deposit accounts	1,676,643	382,904
Proceeds from sales of time deposits	14,481,290	20,687,664
Payments on maturing time deposits	(23,144,604)	(24,512,940)
Payments on borrowed funds	(63,225,000)	(17,535,000)
Proceeds from borrowed funds	61,550,000	17,375,000
(Decrease) increase in official checks outstanding	(655,180)	280,710
Repurchase of common stock	(1,070,939)	0
Payments of cash dividends	(478,406)	(532,615)

Net cash used in financing activities	(10,866,196)	(3,854,277)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(163,098)	(18,869)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,862,956	3,342,141

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,699,858	$3,323,272

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits and borrowed funds	$3,143,504	4,930,274
Cash payments for income taxes	1,110,938	545,000
Real estate acquired through foreclosure	687,607	784,788

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of Pinnacle Bancshares, Inc. (the “Company”) and Pinnacle Bank (the “Bank”), the Company’s wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company’s audited consolidated financial statements.

2.	EARNINGS PER SHARE:

The following table represents the earnings per share calculations for the three and nine month periods ended September 30, 2003 and 2002:

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount

September 30, 2003
Basic earnings per share	$571,207	1,565,684	$0.36

Dilutive securities		40,374

Diluted earnings per share	$571,207	1,606,058	$0.36

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount

September 30, 2002
Basic earnings per share	$473,025	1,775,384	$0.27

Dilutive securities		8,385

Diluted earnings per share	$473,025	1,783,769	$0.27

			Per
			Share
For The Nine Months Ended	Net Income	Shares	Amount

September 30, 2003
Basic earnings per share	$1,870,211	1,593,823	$1.17

Dilutive securities		29,655

Diluted earnings per share	$1,870,211	1,623,478	$1.15

			Per
			Share
For The Nine Months Ended	Net Income	Shares	Amount

September 30, 2002
Basic earnings per share	$1,430,566	1,775,384	$0.81

Dilutive securities		4,304

Diluted earnings per share	$1,430,566	1,779,688	$0.80

3.	STOCK BASED COMPENSATION:

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company has elected to recognize compensation cost under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation cost due to the fact that all options granted were priced at the fair market value of the underlying stock on the date of grant. Had compensation cost been determined, consistent with SFAS No. 123, the Company’s net income would have reflected the following pro forma amounts:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net Income —as reported	$571,207	$473,025	$1,870,211	$1,430,566
Stock-based compensation expense	0	(2,106)	0	(6,318)

Net Income —pro forma	$571,207	$471,919	$1,870,211	$1,424,248
Basic earnings per share—as reported	$0.36	$0.27	$1.17	$0.81
Basic earnings per share—pro forma	0.36	0.27	1.17	0.81
Diluted earnings per share—as reported	$0.36	$0.27	$1.15	$0.80
Diluted earnings per share—pro forma	0.36	0.27	1.15	0.80

4.	RECENT ACCOUNTING PRONOUNCEMENTS:

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred indefinitely the classification and measurement provisions related to mandatory redeemable non controlling interest. The adoption of this Statement and the amendment did not have a material impact on the Company’s financial position or results of operations.

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

Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of September 30, 2003, ultimate losses may vary from estimations.

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

Comparison of Financial Condition as of September 30, 2003 and December 31, 2002. Total assets were $207.7 million at September 30, 2003, compared to $218.3 million at December 31, 2002. Net loans receivable decreased approximately $12.0 million, from $119.4 million at December 31, 2002 to $107.4 million at September 30, 2003, primarily due to refinancing activities and principal repayments. Total securities available-for-sale were $78.1 million at September 30, 2003, compared to $75.3 million at December 31, 2002.

At September 30, 2003, the investment portfolio of $78.1 million consisted primarily of U. S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as “available-for-sale,” which is carried at fair value with the unrealized gains/losses reflected directly in stockholders’ equity, net of taxes. During the nine months ended September 30, 2003, the Bank had $35.0 million in agency securities called. Also during the nine month period ended September 30, 2003, the Bank sold $40.6 million in agency securities. Gross gains of $390,000 were realized on these sales. The proceeds from these calls, and sales of securities available-for-sale, combined with the proceeds from loan principal repayments and Federal Home Loan Bank (“FHLB”) of Atlanta advances, were used by the Bank to purchase $84.0 million in agency securities with an average yield of 3.56%.

Total deposits decreased approximately $7.0 million, from $189.0 million at December 31, 2002 to $182.0 million at September 30, 2003. This decrease was primarily due to a decrease in rates paid on deposits, from 2.40% at December 31, 2002 to 1.80% at September 30, 2003.

The maximum amount of FHLB advances outstanding during the nine-month period ended September 30, 2003, was $13.5 million.

Results of Operations-Comparison of the Three and Nine-Months Ended September 30, 2003 and 2002. For the three-months ended September 30, 2003 net income was $571,000, compared with net income of $473,000 for the three-months ended September 30, 2002. For the nine-months ended September 30, 2003, net income was $1,870,000, compared with net income of $1,431,000 for the nine-months ended September 30, 2002. Net interest income after the provision for loan losses for the three-months ended September 30, 2003, was $1,495,000, compared with $1,738,000 for the three-months ended September 30, 2002. Net interest income after the provision for loan losses for the nine-months ended September 30, 2003, was $4,649,000, compared with $4,909,000 for the nine-months ended September 30, 2002. Approximately 1.9 % of the higher net income was related to non-interest income, which increased from $1,526,000 for the nine-months ended September 30, 2002 to $2,362,000 for the nine months ended September 30, 2003. This increase was primarily attributable to increases in net gains on the sale of loans held for sale and available-for-sale securities of $402,000 and $352,000, respectively.

The net interest margin was 3.73% and 3.68% for the three and nine-months ended September 30, 2003, respectively, compared to 3.63% and 3.40% for the three and nine-months ended September 30, 2002, respectively. As market rates continued to stabilize at lower levels during the nine-month period ended September 30, 2003, the Company’s cost of funds decreased more rapidly than rates on loans and investments, contributing to the improved margin. The yield on interest-earning assets decreased from approximately 6.50% and 6.42% in the three and nine-month periods ended September 30, 2002, respectively, to approximately 5.60% and 5.71% in the three and nine-month periods ended September 30, 2003. These decreases were due to decreases in market interest rates. The cost of funds decreased from approximately 2.79% at September 30, 2002, to approximately 1.86% at September 30, 2003, due to decreases in market deposit rates.

Provisions for loan losses are made to maintain the allowance for loan losses at adequate levels. The allowance for loan losses reflects management’s estimates, which take into account historical experience, the amount of non-performing loans, collateral values and general economic conditions. The provision for loan losses was $347,000 and $882,000 for the three and nine-months ended September 30, 2003, compared to $120,000 and $380,000 for the three and nine-months ended September 30, 2002, respectively. The increase in the provision for loan losses for the three and nine-month periods ended September 30, 2003, as compared to the prior year periods, was primarily the result of an increase in charge-offs as well as an increase in non-accrual loans. It is management’s opinion that the allowance for loan losses at September 30, 2003 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank’s exposure to losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.

Non-interest income, which includes fees and service charges, income from real estate operations, the sale of loans, bank owned life insurance and other income, increased $264,000 in the three-month period ended September 30, 2003, as compared to the three-month period ended September 30, 2002. The increase was due primarily to an increase in net gain on sale of loans held for sale of $164,000, an increase in net gain on sale of real estate owned of $73,000, an increase in fees and service charges on deposit accounts of $17,000, and an increase in all other non-interest income of $10,000. Non-interest income increased $835,000 in the nine-month period ended September 30, 2003, as compared to the nine-month period ended September 30, 2002. The increase was due primarily to an increase in net gain on sale of securities available for sale of $352,000, an increase in the net gain on sale of loans held for sale of $402,000, an increase in fees and service charges on deposit accounts of $73,000, and an increase in all other non-interest income of $8,000.

Non-interest expense decreased $134,000 in the three-month period ended September 30, 2003, as compared to the corresponding prior year period. This was primarily a result of a decrease in occupancy expense of $190,000. This decrease was offset by an increase in compensation and benefits of $34,000 and an increase in all other non-interest expense of $22,000. Non-interest expense decreased $123,000 in the nine-month period ended September 30, 2003, as compared to the corresponding prior year period. This was primarily a result of a decrease in occupancy expense of $263,000. This decrease was offset by an increase in compensation and benefits of $114,000, an increase in all other non-interest expense of $26,000. The decrease in occupancy expense for the three and nine months ended September 30, 2003, as compared to the prior year periods, was primarily the result of a property tax assessment that had not been received by the Company from the tax assessor until the period ended September 30, 2002, on a branch location amounting to approximately $160,000.

Asset Liability Management: The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, re-pricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 100, 200 and 300 basis point rate increase applied to all fixed rate interest earning assets and interest-bearing liabilities, the Company would expect a net loss in fair value of the underlying instruments of approximately $781,000, $1,566,000, and $2,404,000, respectively. Under a scenario simulating a hypothetical 100, 200 and 300 basis point rate decrease applied to all fixed rate interest earning assets and interest-bearing liabilities, the Company would expect a net loss in fair value of the underlying instruments of approximately $4,000, $870,000, and $1,702,000, respectively. This hypothetical is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

Stock Repurchase Program: In 2002, the Company announced a stock repurchase program to acquire up to 178,000 shares of common stock, or approximately 10% of the Company’s currently outstanding shares. As of December 31, 2002 the Company had repurchased 122,700 shares at an average price of $11.16 per share. As of March 17, 2003 the Company had repurchased an additional 54,000 shares of common stock at an average price of $11.58 per share, which completed this stock repurchase program.

On April 25, 2003, the Company announced a supplemental stock repurchase program to acquire up to an additional 5% of the Company’s currently outstanding shares. The repurchase program will be dependent upon market conditions and other requirements, and there is no guarantee as to the exact number of shares to be repurchased by the Company. As of September 30, 2003, the Company had repurchased 33,000 shares at an average price of $13.50 per share.

Had these purchases not occurred, basic and diluted earnings per share would have been $0.04 less for the nine-months ended September 30, 2003.

Capital Resources: Historically, funds provided by operations, mortgage loan principal repayments, deposits and short-term borrowings have been the Bank’s principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowing sources. At September 30, 2003, the Bank’s total loan commitments, including construction loans in process, unused lines of credit and letter of credits, were approximately $22.2 million. Management believes that the Bank’s liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At September 30, 2003, the Company and the Bank exceeded all regulatory capital requirements.

Item 3. Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

     In addition, the Company reviewed its internal controls. There has been no change in the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1- Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Current Report on Form 8-K dated July 24, 2003, furnishing under Item 9 (pursuant to Item 12) announcement of the Company’s results of operations for the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANCSHARES, INC

DATE:	November 14, 2003	BY:	/s/ Robert B. Nolen Jr.

Robert B. Nolen, Jr.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ Marie Guthrie

Marie Guthrie
Treasurer
(Principal Accounting Officer)