Form 10KSB
period 2003-12-31
PINNACLE BANCSHARES INC
filed 2004-03-30
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 1-12707

PINNACLE BANCSHARES, INC.

(Name of small business issuer in its charter)

Delaware	72-1370314
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1811 Second Avenue, Jasper, Alabama	35502-1388
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (205) 221-4111.

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, par value $.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year. $14,132,115

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the price $17.00 per share) at which the Common Stock was sold on March 25, 2004, was approximately $22,509,666. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 25, 2004, 1,563,678 shares of the registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format:  YES ☐   NO ☒

Documents Incorporated By Reference

Part II:
Annual Report to Stockholders for the year ended December 31, 2003.

Part III:

Portions of the definitive proxy statement for the 2004 Annual Meeting of Stockholders.

PART I

Item 1. Description of Business

General

     The Holding Company. Pinnacle Bancshares, Inc. (the “Holding Company”) is a bank holding company incorporated under the laws of the State of Delaware. The Holding Company is registered under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). The Holding Company is the holding company for Pinnacle Bank (the “Bank”), which was chartered by the State of Alabama and acquired by the Holding Company on January 31, 1997.

     The Holding Company’s executive offices and the main office of the Bank are located at 1811 Second Avenue, Jasper, Alabama 35502. The Holding Company’s telephone number is (205) 221-4111.

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

     The principal sources of funds for the Bank’s lending activities are savings deposits, Federal Home Loan Bank (“FHLB”) of Atlanta advances, principal repayments of loans, sales of loans, and maturities and sales of available-for-sale securities. The Bank’s principal sources of income are interest on loans, servicing and commitment fees, and interest and dividends on securities. Its principal expenses are interest on savings deposit accounts and borrowings, and general and administrative expenses.

Selected Financial and Other Data

     The following data should be read in conjunction with the consolidated financial statements and accompanying notes thereto, and other financial information included elsewhere herein.

	At December 31,
	2003	2002	2001	2000	1999
		(Dollars in thousands)
Financial Condition and Other Data:
Total amount of:
Assets	$208,574	$218,290	$210,020	$230,269	$231,032
Loans, net	105,477	119,375	131,284	152,021	146,430
Interest-bearing deposits in other banks	3,519	357	2,466	1,136	2,177
Securities	83,325	75,301	61,838	61,069	64,599
Loans held for sale	1,428	4,969	3,875	1,337	894
Deposits	179,939	188,955	193,498	187,471	189,175
Subordinated debt	3,093	0	0	0	0
Other borrowed funds	3,465	5,940	3,100	20,500	21,890
Stockholders’ equity	19,431	19,955	19,012	19,230	17,849
Number of:
Real estate loans outstanding	2,263	2,504	2,911	3,209	3,419
Savings accounts	13,624	14,301	14,485	14,962	17,509
Full service offices open	6	6	6	6	6

	Year Ended December 31,
	2003	2002	2001	2000	1999
			(In thousands)
Operating Data:
Interest income	$11,287	$13,103	$15,823	$17,805	$16,130
Interest expense	3,906	5.982	9,192	10,573	9,238

Net interest income before provision for loan losses	7,381	7,121	6,631	7,232	6,892
Provision for loan losses	963	647	1,942	530	177

Net interest income after provision for losses	6,418	6,474	4,689	6,702	6,715
Noninterest income	2,845	2,157	1,758	1,250	1,116
Noninterest expense	5,569	5,593	5,306	5,152	5,195
Income tax expense	1,268	1,025	350	1,058	958

Income before extraordinary item	2,426	2,013	791	1,742	1,678
Extraordinary item, net of tax benefit of $63	0	0	108	0	0

Net income	$2,426	$2,013	$683	$1,742	$1,678

     The following table sets forth certain information relating to the Bank’s average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans, if any, are included in the net loan category. Average balances are derived from month-end average balances. Management does not believe that the use of month-end average balances instead of average daily balances has caused any material difference in the information presented.

	For the Years Ended December 31,
	2003			2002			2001
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
					(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$117,465	$8,299	7.1%	$126,507	$9,524	7.5%	$144,485	$12,340	8.5%
Securities available-for-sale	79,034	2,964	3.8%	71,735	3,506	4.9%	56,114	3,265	5.8%
Other	2,189	23	1.1%	4,328	73	1.7%	5,128	218	3.3%

Total interest earning assets	198,688	11,286	5.7%	202,570	13,103	6.5%	205,727	15,823	7.7%
Non-interest-earning assets	16,867			16.193			23,530

Total assets	$215,555			$218,763			$229,257

Interest-bearing liabilities:
Deposits	$186,713	3,710	2.0%	$193,073	5,789	3.0%	$191,728	8,791	4.6%
Subordinated debt	76	0	0	0	0	0	0	0	0
Borrowed funds	5,384	195	3.6%	4,179	194	4.6%	6,936	401	5.8%

Total interest-bearing liabilities:	192,173	3,905	2.0%	197,252	5,983	3.0%	198,664	9,192	4.6%
Non-interest-bearing liabilities	3,887			1,464			10,891

Total Liabilities:	196,060			198,716			209,555
Equity	19,495			20,047			19,702

Total Liabilities and Equity	$215,555			$218,763			$229,257

Net interest-earning assets	$6,515			$5,318			$7,063

Net interest income		$7,381			$7,120			$6,631

Interest rate spread			3.7%			3,5%			3.1%

Net interest margin			3.7%			3.5%			3.2%

Ratio of average interest-earning assets to interest-bearing liabilities			103.4%			102.7%			103.6%

Lending Activities

     General. The Bank’s net loan portfolio totaled $105,477 million at December 31, 2003, or 50.6% of its total assets. On that date, $81.5 million, or 77% of total net loans outstanding, consisted of loans secured by mortgages on residential and commercial real estate loans, while the remainder of the loan portfolio consisted of commercial and consumer loans.

     The principal lending activity of the Bank historically has been the origination of conventional first mortgage single-family loans. The Bank also makes commercial real estate, construction, commercial and consumer loans. The majority of the Bank’s loans have been originated within its primary market area.

     The Bank’s volume of total loans originated to be retained in the Bank’s loan portfolio totaled approximately $63.1 million during the year ended December 31, 2003, and $68.4 million during the year ended December 31, 2002. The Bank directly originates most of its mortgage loans through its existing branches. These loans have been originated predominantly within the Bank’s geographical lending area of Walker, Jefferson, Shelby, Winston and Fayette counties, in Alabama. See “ — Loan Solicitation and Processing” and “— Loan Originations, Purchases and Sales.”

     The Bank seeks to improve the interest rate sensitivity of its mortgage loan portfolio through the origination of adjustable rate loans, which constituted approximately 55% of the single-family residential mortgage loans in the Bank’s loan portfolio, and 27% of the Bank’s net loan portfolio at December 31, 2003. Most adjustable rate mortgage loans are held in the Bank’s loan portfolio, while most fixed-rate mortgage loans are either sold as whole loans to the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”) or other investors, or converted into mortgage-backed securities with servicing retained by the Bank.

     The following table sets forth, in dollar amounts and percentages, the major categories of the Bank’s loans.

	December 31,
	2003	2002			2001
			(Dollars in thousands)
	$	%	$	%	$	%
Type of loan:
Real estate mortgage loans	$69,037	65.5%	$80,189	67.2%	$86,053	65.5%
Construction loans	14,060	13.3%	15,329	12.8%	18,387	14.0%
Commercial loans	10,568	10.0%	11,549	9.7%	15,987	12.2%
Consumer loans	13,444	12.7%	13,834	11.6%	12,373	9.4%
Less—
Discounts and other	165	0.2%	204	0.2%	208	0.1%
Allowance for loan losses	1,467	1.3%	1,322	1.1%	1,308	1.0%

Total	$105,477	100.00%	$119,375	100.00%	$131,284	100.00%

	December 31,
	2000		1999
	(Dollars in thousands)
	$	%	$	%
Type of loan:
Real estate mortgage loans	$96,592	63.5%	$94,288	64.4%
Construction loans	27,157	18.0%	26,866	18.4%
Commercial loans	16,798	11.0%	14,364	9.8%
Consumer loans	13,099	8.6%	12,442	8.4%
Less—
Discounts and other	286	0.2%	307	0.2%
Allowance for loan losses	1,339	0.9%	1,223	0.8%

Total	$152,021	100.00%	$146,430	100.00%

     Residential Loans. The Bank’s real estate loan portfolio includes loans on single family, two-to-four family dwellings, multi-family housing (over four units), and loans made for the development of unimproved real estate to be used for residential housing.

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

     At December 31, 2003, the largest amount loaned by the Bank to one borrower was $2.3 million which was approximately 12% of the Holding Company’s stockholders’ equity.

     Construction and Commercial Real Estate Loans. Construction loans on residential properties are made primarily to builders and a significant percentage are made on a speculative basis. The maximum loan to value ratio generally is 80% of the appraisal value. Residential construction loans are typically made for one year. At December 31, 2003, the Bank had $21.6 million outstanding in residential construction loans, compared with $19.4 million in construction loans on residential properties outstanding at December 31, 2002. The Bank also offers construction loans on commercial and other properties. At December 31, 2003, total construction loans were $24.2 million. Approximately 44% of total construction loans were loans to builders for speculative construction loans.

     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be confronted at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this speculative risk of construction financing by limiting construction lending to qualified borrowers in the Bank’s market area by obtaining personal guarantees from many of these borrowers, by requiring the involvement of qualified builders, and by limiting the aggregate amount of outstanding construction loans.

     The Bank has historically originated commercial real estate loans within its primary market area. The Bank either funded or purchased participation interests in various large commercial real estate projects, one of which was outside of its primary market area. See “ — Non-Performing Loans and Asset Classification” and “Subsidiary Activities.” Since 1984, the Bank has limited its commercial real estate lending activities to commercial real estate projects located in its primary market area, with the amount loaned limited to 15% of its net worth. See “— Nonperforming Loans and Asset Classification” and “Subsidiary Activities.” At December 31, 2003, the Bank had $25.0 million outstanding in commercial real estate loans, including $2.6 million in commercial construction loans. These loans are typically limited to owner-occupied financings.

     Construction and commercial real estate lending also is generally considered to involve a higher level of risk due to the concentration of principal in a limited number of loans and borrowers. The nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.

     Commercial Business Loans. At December 31, 2003, there were approximately $11.0 million in commercial loans outstanding. The Bank will consider making these types of loans primarily in its local market area. Commercial business loans can pose the same increased risks posed by commercial real estate lending activity.

     Consumer Loans. The Bank makes various types of consumer loans, including the loans made for automobile loans, personal loans, educational loans and loans for home improvement or other purposes. At December 31, 2003 the Bank had $13.4 million outstanding in consumer loans.

     Consumer loans tend to be originated at higher interest rates than mortgage loans and for shorter terms. Consumer loans generally involve more risk than single-family mortgage loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage, loss or depreciation, and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, loan collections are dependent on the borrower’s continuing financial stability. Further, various federal and state laws may limit the amount which may be recovered. In underwriting consumer loans, the Bank considers the borrower’s credit history, income and ability to repay the loan, and the value of the collateral. However, consumer loans generally are associated with a higher level of charge-offs than single-family mortgage loans.

     Loan Originations, Purchases and Sales. Loan originations come from a combination of walk-in customers and real estate brokers. The Bank has engaged in selling in the secondary market certain loans it has originated. Such loans sold are generally fixed-rate, long-term mortgage loans. These sales, the majority of which do not allow recourse to the Bank, have been made to FHLMC and FNMA, which purchases residential mortgage loans from federally insured financial institutions and certain other lenders. Many of the Bank’s loans have been exchanged for FHLMC participation certificates (“PCs”) or FNMA mortgage-backed securities. These PCs and mortgage-backed securities are generally considered to be a more liquid form of asset and are a more widely accepted form of collateral than the underlying loans.

     The sale of loans in the secondary mortgage market reduces the Bank’s risk that the interest rates it pays will escalate while holding long-term, fixed-rate loans in its portfolio and allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes. In connection with certain sales, the Bank provides servicing on the loans (i.e., collection of principal and interest payments) for which it receives a fee payable monthly of 1/4% to 3/8% per annum of the unpaid balance of each loan. These loan sales will continue as the Bank attempts to maintain its loan servicing base. As of December 31, 2003, the Bank was servicing loans for others aggregating approximately $64.6 million. Net servicing income for the years ended December 31, 2003 and 2002 was approximately $163,000 and $158,000, respectively.

     During the years ended December 31, 2003 and 2002, the Bank sold approximately $76.1 million and $53.9 million, respectively, in whole loans. As of December 31, 2003, the Bank had approximately $426,000 in commitments outstanding to package or sell additional loans.

     The Bank’s loan policy requires that the Bank’s loan committee identify, at the beginning of each quarter, loans which will be held for the portfolio and loans which will be held for sale. Loans that are designated to be held for the portfolio may be sold only in unusual circumstances which could not be reasonably anticipated at the time of their origination or purchase. Loans held for sale are carried at the lower of cost or market value and are sold as soon as possible after their origination, as market conditions allow.

     Loan Commitments. The Bank issues commitments to prospective borrowers to make loans conditioned upon the occurrence of certain events, which are honored for 60 days from approval with no additional fees required. The Bank charges a non-refundable commitment fee equal to 1% of the actual amount of committed funds on most single-family construction loans. The Bank had outstanding commitments to originate mortgage loans aggregating $25.4 million at December 31, 2003. Of these commitments, $22.0 million were for adjustable rate mortgages and $3.4 million were for fixed-rate mortgages.

     Although the Bank originates most fixed-rate loans for resale in the secondary mortgage market, a certain amount of interest rate risk exists for the Bank after a loan is closed until that loan is sold.

     Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees or “points” for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for creation of the loan. The Bank accounts for loan origination fees net of direct costs as a yield adjustment over the life of the loan. See Note 1 of Notes to Consolidated Financial Statements.

     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 2003, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, which may differ from realized maturities due to prepayments. Demand loans and overdrafts are reported as due in one year or less. The Bank does not have any loans with no stated schedule of repayments and no stated maturity.

		Due One Through	Due
	Due by	Five Years After	Five Years After
	December 31, 2004	December 31, 2003	December 31, 2003	Total
Real estate mortgage	$31,938,865	$28,967,452	$8,131,158	$69,037,475
Real estate construction	14,060,167	—	—	14,060,167
Commercial business loans	8,744,859	1,755,462	67,550	10,567,871
Consumer	3,099,797	9,754,433	590,187	13,444,417

Total	$57,843,688	$40,477,347	$8,788,895	$107,109,930

     The following table sets forth the dollar amount of all loans due after one year at December 31, 2003 which have predetermined interest rates and have floating or adjustable interest rates.

		Floating or
	Predetermined Rates	Adjustable Rates
Real estate mortgage	$34,399,900	$2,698,710
Commercial business loans	1,700,294	122,718
Consumer	10,344,620	—

Total	$46,444,814	$2,821,428

     Non-Performing Loans and Asset Classification. Interest accrued on loans is generally discontinued and accrued interest is reversed if principal or interest payments become 90 days past due unless the credit is well secured and in the process of collection. Past due status is based on the contractual terms of the loan. Income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments has been demonstrated, in which case the loan is returned to accrual status.

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

     The recognition of gains and losses on the sale of real estate is dependent upon whether the nature and terms of the sale and future involvement of the Bank in the property meet certain requirements. If the transaction does not meet these requirements, income recognition is deferred and recognized under an alternative method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.”

     The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated.

	At December 31,
	(Dollars in thousands)
	2003	2002	2001	2000	1999
Loans accounted for on a nonaccrual basis: (1)
Real Estate:
Residential	$130	$788	$588	2,036	850
Commercial	588	326	208	298	172
Consumer	10	56	71	37	70

Total	$728	$1,170	$867	$2,371	$1,092

Accruing loans which are contractually past due 90 days or more:
Real Estate:
Residential	$226	$—	$—	$—	$—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$226	$—	$—	$—	$—

Total of nonaccrual and 90 days past due loans	$954	$1,170	$867	$2,371	$1,092

Percentage of total loans	0.68%	0.98%	0.66%	1.56%	.75%
Percentage of total assets	0.35%	0.54%	0.40%	1.03%	.47%
Other non-performing assets (2)	$1,023	$1,609	$2,345	$1,420	$1,522

(1)	Nonaccrual status denotes loans on which accrual of interest has been ceased in accordance with the guidelines discussed previously. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. The property is carried at the lower of its fair value less estimated costs of disposition or the investment balance of the related loan.

     Non-performing loans decreased from $1,170,000 at December 31, 2002 to $728,000 at December 31, 2003. This decrease was primarily due to a decrease in non-performing loans secured by residential and commercial real estate loans. Other non-performing assets at December 31, 2003, were $1.0 million as compared to $1.6 million at December 31, 2002. The decrease in other non-performing assets is due to sales of real estate owned exceeding foreclosures.

     During the years ended December 31, 2003 and 2002 gross interest income of $22,889 and $37,390, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. The amount of interest income included in current income for these loans was $3,639 and $22,106 for the years ended December 31, 2003 and 2002, respectively.

     It is management’s policy to establish an allowance for estimated losses on loans and real estate owned based upon prior experience, current economic conditions in its market area, or when it determines that losses are expected to be incurred on the ultimate disposition of the underlying properties. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.

     The following table presents an allocation of the allowance for loan losses by the categories indicated and the percentages that all loans in the category bear to total loans. This allocation is used by management to qualify its evaluation of the loan portfolio. Allocations are merely estimates and are subject to revisions and conditions change.

		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
		Category To		Category To		Category To
	Amount	Total Loans	Amount	Total Loans	Amount	Total loans
			December 31,
	2003		2002		2001
	(Dollars in thousands)
Real estate mortgage loans	$472	77.2%	$447	78.8%	$589	78.4%
Construction loans	372	10.0%	349	9.7%	268	12.2%
Other Loans	623	12.8%	526	11.5%	451	9.4%

Total	$1,467	100.0%	$1,322	100.0%	$1,308	100.0%

		Percent of		Percent of
		Loans in Each		Loans in Each
		Category To		Category To
	Amount	Total Loans	Amount	Total Loans
	December 31,
	2000		1999
	(Dollars in thousands)
Real estate mortgage loans	$547	80.3%	$756	81.7%
Construction loans	289	11.1%	189	9.8%
Other Loans	503	8.6%	278	8.5%

Total	$1,339	100.0%	$1,223	100.0%

     The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Allowance for loan losses
Balance at the beginning of period	$1,322	$1,308	$1,339	$1,223	1,201
Loans Charged off:
Mortgage	767	505	1,803	308	199
Consumer	281	242	220	161	28

Total charge-offs	1,048	747	2,023	469	227
Total recoveries	(230)	(114)	(50)	(55)	(72)

Net loans charged-off	818	633	1,973	414	155
Provision for loan losses	963	647	1,942	530	177

Balance at end of period	$1,467	$1,322	$1,308	$1,339	$1,223

Ratio of net charge-off to average loans outstanding during the period	0.70%	1.4%	0.28%	0.28%	0.10%

For further information and for an analysis of the Bank’s allowances for loan and real estate losses, see Notes 3 and 4 of Notes to Consolidated Financial Statements.

Investment Activities

     Interest income from cash deposits and securities generally provides the second largest source of income for the Bank after interest on loans and loan servicing fees and other fees. At December 31, 2003, the Bank’s interest-bearing deposits, FHLB stock, and securities portfolio of approximately $83.3 million, excluding mortgage-backed securities, consisted primarily of interest-bearing bank deposits, U.S. government and agency obligations, corporate securities.

     It has generally been the Bank’s policy to maintain a liquidity portfolio in excess of regulatory requirements in order to shorten the maturities of the Bank’s investment portfolio to enable the Bank to better match its short-term investments and interest rate sensitive savings deposit liabilities. The Bank also increased its liquidity by selling most of its fixed-rate loans with maturities of greater than 10 years.

     Securities have been classified as available-for-sale based on management’s intent and ability. See Note 1 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Bank’s investment securities at the dates indicated.

	At December 31,
	2003	2002	2001
	(In thousands)
Securities available-for-sale:
U.S. Government and agency securities	$74,595	$60,645	$50,877
Mortgage-backed securities	8,729	14,655	9,985
Other securities	1	1	1

Total	$83,325	$75,301	$60,863

     The following table sets forth the scheduled maturities, amortized cost, estimated fair values and weighted average yields for the Bank’s securities available-for-sale at December 31, 2003.

	One Year Or Less		After One Through Five Years		After Five Through Ten Years
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
			(Dollars in thousands)
U. S. government and agency	$—	$—	$41,191	3.7%	$34,478	3.6%
Other securities(2)	—	—	—	—	1	—
Mortgage-backed securities (3)	—	—	1,577	5.9%	2,267	5.5

Total	$—	$—	$42,768	3.8%	$36,746	3.7%

	After Ten Years			Total
		Weighted		Estimated	Weighted
	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. government and agency	$—	—%	$75,669	$74,595	3.6%
Other securities(2)	—	—	1	1	—
Mortgage-backed securities (3)	4,719	4.1	8,563	8,729	4.8

Total	$4,719	4.1%	$84,233	$83,325	3.8%

(1)	Other securities includes the Bank’s investment in limited partnerships, at cost, of $1 whose sole purpose is to hold and operate real estate. The Bank has no loans to these real estate partnerships. These investments are not readily marketable.

(2)	Mortgage-backed securities are reflected in the above table based on their contractual maturity.

Sources of Funds

     General. Deposits are the major source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, advances from the FHLB of Atlanta and other borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short term basis to compensate for reductions in the availability of other sources of funds. They may also be used on a longer term basis for general business purposes.

     Deposits. Consumer and commercial deposits are attracted principally from within the Bank’s primary market area through the offering of a broad selection of deposit instruments including NOW accounts, non-interest bearing demand deposit accounts, money market accounts, regular savings accounts, term certificate accounts and retirement savings plans. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

     The Bank offers a full range of accounts including: passbook, money market, checking, individual retirement accounts (“IRAs”) and certificate accounts. The deregulation of various federal controls on insured deposits has allowed the Bank to be more competitive in obtaining funds and given it more flexibility to alleviate the risk of net deposit outflows. While the deregulation of rates payable on deposits has allowed the Bank to be competitive in the acquisition and retention of funds, it has also resulted in a more volatile cost of funds.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a weekly basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and federal regulations.

     Marketing of the Bank’s savings programs takes a number of different forms. All branch offices are provided with brochures which outline the rates and features of the Bank’s various accounts. The Bank already offers most of the services provided by other savings institutions. These services include consumer and commercial loans, limited lines of credit, all types of checking and deposit accounts, and IRAs.

     As of December 31, 2003, the Bank’s total deposits were $179.9 million.

     The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2003.

Certificates
Maturity Period	of Deposit
(In thousands)
Three months or less	$24,907
Over three through six months	15,627
Over six through twelve months	3,804
Over twelve months	7,463

Total	$51,801

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

	Year Ended December 31,
	2003		2002		2001
	Average	Average	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate	Deposits	Rate
			(Dollars in thousands)
Non-interest bearing demand deposits	$8,795	—%	$8,381	—%	$8,102	—%
Interest bearing demand deposits	28,775	.3	29,454	.6	25,277	2.1
Savings deposits	16,957	.3	15,435	2.3	14,740	2.3
Time deposits	132,186	2.7	139,803	3.8	143,609	5.5

Total deposits	$186,713	2.0%	$193,073	3.0%	$191,728	4.6%

For further information on deposits, see Note 6 of Notes to Consolidated Financial Statements.

     Subordinated Debt. On December 22, 2003, Pinnacle Bancshares, Inc. established Pinnacle Capital Trust I (“Trust”), a wholly-owned statutory business trust. Pinnacle Bancshares, Inc. is the sole sponsor of the Trust and acquired the Trust’s common securities for $93,000. The Trust was created for the exclusive purpose of issuing 30-year capital trust securities (“Trust Preferred Securities”) in the aggregate amount of $3,000,000 and using proceeds to purchase $3,093,000 of junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle Bancshares. Inc. The sole assets of the Trust are Subordinated Debentures. Pinnacle Bancshares, Inc.’s $93,000 investment in the Trust is included in other assets in the accompanying consolidated balance sheet and the $3,093,000 obligation of Pinnacle Bancshares, Inc. is included in subordinated debt.

     Borrowed Funds. The Bank relies upon deposits and loan repayments and sales as its major sources of funds. However, the Bank makes use of FHLB advances to expand its lending and short-term investment activities and to meet depositor withdrawals. Advances have been used to supplement deposit flows and are particularly used when the Bank determines that it can profitably invest the advances over their term.

	At or for the
	Year Ended December 31,
	2003	2002
	(Dollars in thousands)
Amounts outstanding at end of period	$700,000	$3,000,000
Weighted average rate paid at period end	1.15%	1.30%
Maximum amount of borrowings outstanding at any month end	$13,500,000	$9,500,000
Approximate average amount outstanding for period	$2,600,000	$1,200,000
Approximate weighted average rate paid during period (1)	1.31%	1.95%

(1)	The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

     For further information on the Bank’s borrowings, see Note 8 of Notes to Consolidated Financial Statements.

Selected Financial Ratios

     The following table sets forth selected financial ratios of the Bank for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Return on Assets (Net Income Divided By Average Total Assets)	1.1%	0.9%	0.3%
Return on Equity (Net Income Divided By Average Equity)	12.4%	10.0%	3.5%
Equity-to-Assets Ratio (Average Equity Divided By Average Total Assets)	9.0%	9.2%	8.9%
Dividend Payout Ratio (Dividends Declared Per Share Divided By Net Income Per Share)	26.2%	32.8%	103.9%

Liquidity and Rate Sensitivity

     The following table sets forth the maturity distribution of the Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2003, the Bank’s interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities) and the Bank’s cumulative interest rate sensitivity gap.

		Over One	Over Five
	One Year	Through	Through	Over
	or Less	Five Years	Ten Years	Ten Years	Total
			(In thousands)
Interest-Earning Assets: (1)
Loans	$57,843	$40,477	$6,053	$2,737	$107,110
Securities	—	42,768	36,746	4,719	84,233
Interest bearing deposits	256	—	—	—	256

Total	$58,099	$83,245	$42,799	$7,456	$191,599

Interest-Bearing Liabilities: (2)
Deposits	$145,288	$34,573	$78	$—	$179,939
Subordinated debt	—	—	—	3,093	3,093
Borrowings	885	915	1,665	—	3,465

Total	$146,173	$35,488	$1,743	$3,093	$186,497

Interest Sensitivity Gap	$(88,074)	47,757	$41,056	$4,363	$5,102

Cumulative Interest Sensitivity Gap	$(88,074)	$(40,317)	$739	$5,102	$5,102

(1)	Fixed-rate loans are distributed based on their contractual maturity adjusted for projected or anticipated prepayments, and variable rate loans are distributed based on the interest rate reset date and contractual maturity adjusted for prepayments. Loan run-off and repricing assumes a constant prepayment rate based on coupon rate and maturity.

(2)	Passbook savings and demand deposits are presented in the earliest repricing period since amounts in these accounts are subject to withdrawal on demand. Savings certificates are distributed assuming no withdrawal prior to maturity

     Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and to provide funds for operations, as well as future acquisitions if they become available. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Company’s primary source of liquidity is dividends paid by the Bank, which actively manages both assets and liabilities to achieve its desired level of liquidity. Alabama law imposes restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payment by the Bank is subject to the continuing ability of the Bank to maintain compliance with federal regulatory capital requirements.

     The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 100, 200 and 300 basis point rate increase applied to all interest earning assets and interest-bearing liabilities, the Company would expect a net loss in fair value of the equity in the underlying instruments of approximately $1,011,000, $1,877,000, and $2,799,000, respectively. Under a scenario simulating a hypothetical 100, 200 and 300 basis point rate increase the Company would except a net decrease in projected net income for the first year of approximately $66,000, $93,000 and $108,000, respectively. This hypothetical is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

     The Company’s contractual obligations and commitments at December 31, 2003 are summarized in the accompanying tables.

	Contractual Obligations
		Over One	Over Three
	One Year	Through	Years Through	Over
	or Less	Three Years	Five Years	Five Years	Total
			(In thousands)
Borrowed funds (1)	$885	$425	$490	$1,665	$3,465
Subordinated debt(1)	0	0	0	3,093	3,093
Operating leases	64	165	14	130	373
Certificates of deposits	89,905	18,441	16,132	78	124,556

Total	$90,854	$19,031	$16,636	$4,966	$131,487

(1)	Refer to notes 7 and 8 in the notes to consolidated financial statements for additional information about these obligations; including certain redemption features.

	Commitments
		Over One	Over Three
	One Year	Through	Years Through	Over
	or Less	Three Years	Five Years	Five Years	Total
			(In thousands)
Lines of credit	$16,930	$1,205	$1,451	$5,771	$25,357
Letters of credit	36	12	0	0	48

Total	$16,966	$1,217	$1,451	$5,771	$25,405

Rate/Volume Analysis

     The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. The calculations are based on average month end balances during the respective periods. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rates (change in rate multiplied by old volume). Changes in rate-volume (change in rate multiplied by the change in volume) have been allocated to the volume and rate changes based upon the pro-rata amount that rate and volume are to their total change, before allocation of the rate/volume amount. Both interest income and interest expense decreased due to rate, a result of interest earning assets and interest bearing liabilities continuing to reprice downward due to the general lowering of interest rates which began in 2001.

	Year ended December			Year ended December
	2002 vs. 2003			2001 vs. 2002
	Increase (Decrease)			Increase (Decrease))
	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)
Interest Income:
Loans	$(661)	$(564)	$(1,225)	$(1,447)	$(1,369)	$(2,816)
Securities	237	(779)	(542)	1,926	(1,685)	241
Other interest-earning assets	(31)	(19)	(50)	(16)	(129)	(145)

Total interest earning assets	$(455)	$(1,362)	(1,817)	$463	$(3,183)	(2,720)

Interest Expense:
Deposits	(130)	$(1,949)	$(2,079)	40	$(3,042)	$(3,002)
Borrowed funds & subordinated debt	(4)	5	1	(151)	(55)	(206)

Total interest-bearing liabilities	$(134)	$(1,944)	$(2,078)	$(111)	$(3,097)	$(3,208)

Competition

     The Bank faces strong competition in its primary market area for the attraction and retention of deposits and in the origination of loans. The Bank’s most direct competition for deposits has historically come from other commercial banks and thrift institutions located in its primary market area. The Bank also has had significant competition from money market mutual funds and other sources. The Bank’s competition for real estate loans comes principally from other commercial banks, thrift institutions, and mortgage banking companies, insurance companies and other institutional lenders.

     The Bank competes for loans through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers, and home builders. It competes for deposits by offering a wide variety of accounts, convenient branch locations, tax-deferred retirement programs, and other miscellaneous services.

     Management considers the Bank’s branch network and reputation for financial strength and quality service as its major competitive advantage in attracting and retaining customers in its market area. While the Bank is subject to competition from other financial institutions which have greater financial and marketing resources, and expects to be subject to additional competition from a new local financial institution which has announced that it will commence operations in 2004, management believes the Bank benefits by its community orientation and long standing customer relationships.

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

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX Act”) provides for sweeping changes with respect to corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. The SOX Act required the Securities and Exchange Commission (“SEC”) to adopt new rules to implement its requirements, including new financial reporting requirements and rules concerning corporate governance. New SEC rules require a reporting company’s chief executive and chief financial officers to certify certain financial and other information included in the company’s quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company’s disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company’s controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. Certifications by the Holding Company’s Chief Executive Officer and Chief Financial Officer of the financial statements and other information are included as an exhibit to this Annual Report on Form 10-KSB. See Item 8A.- “Controls and Procedures” hereof for the Holding Company’s evaluation of disclosure controls and procedures. The certifications required by Section 906 of the SOX Act also have been filed as an exhibit to this Form 10-KSB.

     USA Patriot Act. The USA Patriot Act authorizes new regulatory powers to combat international terrorism. The provisions that affect financial institutions most directly provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes. Among other things, the USA Patriot Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions have to follow new minimum verification of identity standards for all new accounts and are permitted to share information with law enforcement authorities under circumstances that were not previously permitted.

     Financial Modernization Legislation. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) includes a number of provisions intended to modernize and to increase competition in the American financial services industry, including authority for bank holding companies to engage in a wider range of nonbanking activities, including securities underwriting and general insurance activities. Under the GLB Act, a bank holding company that elects to become a financial holding company may engage in any activity that the board of Governors of the Federal Reserve Board (the “FRB”), in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the FRB. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

     National banks and state banks with the requisite investment authority are also authorized by the GLB Act to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the FRB, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries).

     The GLB Act also adopts a number of consumer protections, including provisions intended to protect privacy of bank customers’ financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks.

     At this time, the Holding Company has not determined whether it will become a financial holding company in order to utilize the expanded powers offered by the GLB Act. To date, the GLB Act’s financial subsidiary provisions and consumer protections have not had a material impact on its operations.

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

     The Holding Company Act, as amended by the Riegle-Neal Act, generally permits the FRB to approve interstate bank acquisitions by bank holding companies without regard to any prohibitions of state law. See “Competition”.

     Under the Holding Company Act, any company must obtain approval of the FRB prior to acquiring control of the Holding Company or the Bank. For purposes of the Holding Company Act, “control” is defined as ownership of more than 25% of any class of voting securities of the Holding Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Holding Company or the Bank.

     The Change in Bank Control Act and the regulations of the FRB thereunder require any person or persons acting in concert (except for companies required to make application under the Holding Company Act), to file a written notice with the FRB before such person or persons may acquire control of the Holding Company the Bank.

The Change in Bank Control Act defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

     The Holding Company Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The non-bank activities of the Holding Company are subject to these legal and regulatory limitations under the Holding Company Act and the FRB’s regulations thereunder. Notwithstanding the FRB’s prior approval of specific nonbanking activities, the FRB has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

     The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “—Capital Requirements.”

     The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

     Bank Regulation. As an Alabama banking institution, the Bank is subject to regulation, supervision and regular examination by the Banking Department. Furthermore, as a state bank that is not a member of the Federal Reserve System (a “state nonmember bank”), the Bank is subject to regulation, supervision and regular examination by the FDIC under the applicable provisions of the Federal Deposit Insurance Act (the “FDI Act”) and the FDIC’s regulations. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law (a maximum of $100,000 for each insured depositor). Alabama and federal banking laws and regulations control, among other things, the Bank’s required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of the Bank’s operations.

     The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits. The FDIC has established a risk-based deposit insurance assessment system for insured depository institutions, under which insured institutions are assigned assessment risk classifications based upon capital levels and supervisory evaluations.

     The FDIC has adopted a risk-based insurance assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessment rates for the Bank depend on the capital category and supervisory category to which they are assigned.

     Under Alabama law, the approval of the Banking Department is required if the total of all the dividends declared by the Bank in any calendar year exceeds the Bank’s net income as defined for that year combined with its retained net income for the preceding two calendar years.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including the FDIC’s capital adequacy guidelines for state non-member banks. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements. See "—Capital Requirements.”

     The FDI Act requires the federal banking agencies to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (“Guidelines”) to implement safety and soundness standards pursuant to the statute. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act.

     Supervision, regulation and examination of the Holding Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of Holding Company stock or of the Holding Company as the holder of the stock of the Bank.

     Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies, and the FDIC has promulgated substantially similar capital adequacy regulations for state nonmember banks. These capital regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets.

     The regulations of the FRB and the FDIC require bank holding companies and state nonmember banks, respectively, to maintain a minimum leverage ratio of “Tier 1 capital” (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization’s capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the FRB has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization’s ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

     The risk-based capital rules of the FRB and the FDIC require bank holding companies and state nonmember banks, respectively, to maintain minimum regulatory capital levels based upon a weighing of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less intangible assets, primarily goodwill, with limited exceptions for mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock. The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets.

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

     The FRB, the FDIC and the other banking agencies have amended the risk-based capital standards to take account of a bank’s concentration of credit risk, the risk of nontraditional activities, and a bank’s exposure to declines in the economic value of its capital resulting from changes in interest rates. The revised capital guidelines do not, however, codify a measurement framework for assessing the level of a bank’s interest rate exposure. The FRB, the FDIC and the other banking agencies have adopted a joint policy statement requiring that banks adopt comprehensive policies and procedures for managing interest rate risk and setting forth general standards for such internal policies.

     The FDIC classifies insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. A “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An “adequately capitalized” bank is one that does not qualify as “well capitalized” but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” depending on the extent to which the bank’s capital levels are below these standards. A bank that fails within any of the three “undercapitalized” categories will be subject to certain severe regulatory sanctions under the FDIC prompt corrective action regulation. As of December 31, 2003, the Bank was categorized as “well-capitalized” by the FDIC.

     See Item 6, “Management’s Discussion and Analysis or Plan of Operation,” and Notes to Consolidated Financial Statements contained in the Holding Company’s Annual Report to Stockholders for the year ended December 31, 2003 (Exhibit No. 13) which is incorporated herein by reference.

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

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by the Bank on its deposits and its other borrowings and the interest received by the Bank on loans extended to customers and securities held in its investment portfolios comprises the major portion of the Bank’s earnings. The earnings and gross income of the Bank thus have been and will be subject to the influence of economic conditions generally, both domestic and foreign, and also to monetary and fiscal policies of the United States and its agencies, particularly the FRB. The nature and timing of any future changes in such policies and their impact on the Bank are not predictable.

Employees

     As of December 31, 2003, the Holding Company and the Bank had 93 full-time and 16 part-time employees.

     The employees are not represented by a collective bargaining agreement. The Holding Company and the Bank believe their employee relations are good.

Executive Officers of the Registrant

Name, Age and Position	Business Experience
Robert B. Nolen, Jr., 45 - President of the Holding Company and the Bank	Mr. Nolen joined the Bank in 1987 as First Vice President, Chief Financial Officer and Treasurer. Effective July 1, 1994, Mr. Nolen was appointed President and Chief Executive Officer of the Bank. As President of the Holding Company and Bank, Mr. Nolen is responsible for ensuring that the overall operations of the Holding Company and the Bank are carried out in accordance with the policies and procedures of the Board of Directors.

Mary Jo Gunter, 50- Vice President of the Holding Company and Senior Vice President - Banking Services of the Bank.	Ms. Gunter joined the Bank in September 1976 and has served in various lending related positions within the Bank. She is responsible for branch operations, personnel, loan servicing and other customer service areas.

Forward-Looking Statements

     This Annual Report on Form 10-KSB, including all documents incorporated herein by reference, contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Holding Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “seek,” and “intend” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Holding Company, as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

     The Holding Company does not undertake, and specifically disclaims, any obligation to publicly release the results of revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 2. Description of Property

     The Holding Company’s principal executive offices and the Bank’s main office are located at 1811 Second Avenue, Jasper, Alabama. At December 31, 2003 the Bank maintained six branches in Jasper, Haleyville, Sumiton, Vestavia and Trussville, Alabama. The Haleyville branch is leased. The Bank also leases an administrative office in Jasper, Alabama, which is currently subleased to another financial institution.

     For further information on the Bank’s lease commitments, see Notes to Consolidated Financial Statements.

     The total net book value of the Bank’s investment in premises and equipment was $5,800,000 at December 31, 2003. See Notes to Consolidated Financial Statements for further information.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The information contained under the section captioned “Market Price and Dividend Information” in the Holding Company’s Annual Report to Stockholders for the year ended December 31, 2003 (Exhibit No. 13), is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis or Plan of Operation

     The information contained in the section captioned “Management’s Discussion and Analysis” in the Annual Report to Stockholders for the year ended December 31, 2003 (Exhibit No. 13) is incorporated herein by reference.

Item 7. Financial Statements

     The financial statements contained in Exhibit No. 13 are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The information contained in the section captioned “Management’s Discussion and Analysis — Change in Independent Accountants” in the Annual Report to Stockholders for the year ended December 31, 2002 (Exhibit No. 13) is incorporated herein by reference.

Item 8A. Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

PART III

Item 9. Directors and Executive Officers of the Registrant

     For information concerning the Board of Directors of the Holding Company, the information contained under the section captioned “Proposal I — Election of Directors” in the Holding Company’s definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this Form 10-KSB (the “Proxy Statement”), is incorporated herein by reference.

     For information concerning the executive officers of the Holding Company, see “Item 1. Business — Executive Officers of the Registrant,” which is incorporated herein by reference.

     Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2003, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

     Information regarding audit committee financial compliance is omitted from this Report and the Company will file the Proxy Statement not later than 120 days after December 31, 2003, and the information contained therein under “Proposal I— Election of Directors” is incorporated herein by reference.

     The Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and/or controller, or persons performing similar functions. The code of ethics is attached as Exhibit 14 to this Form 10-KSB.

Item 10. Executive Compensation

     The information contained under the section captioned “Proposal I — Election of Directors — Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     (a) Equity Compensation Plan Information

     The following table provides information as of December 31, 2003 with respect to the shares of the Holding Company’s common stock that may be issued under its existing equity compensation plan.

	Number of Securities to be	Weighted Average Exercise	Number of Securities
	issued upon Exercise of	Price of Outstanding	Remaining Available for
	Outstanding Options,	Options, Warrants and	Future Issuance Under
Plan Category	Warrants and Rights	Rights	Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders(1)	91,333	$9.34	54,500
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	91,333	$9.34	54,500

(1)	Consists of the Option Plan.

(b)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders Thereof” of the Proxy Statement.

(c)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors” of the Proxy Statement.

(d)	Changes in Control

Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change of control of the Registrant.

Item 12. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the sections captioned “Proposal I — Election of Directors” and “Voting Securities and Principal Holders Thereof” of the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation - Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-KSB for the six months ended December 31, 1996.

3.2	Bylaws - Incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-KSB for the six months ended December 31, 1996.

4	Form of Stock Certificate - Incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-KSB for the six months ended December 31, 1996.

10.1	Employment Agreement between the Registrant and Robert B. Nolen, Jr. - Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-11495)

10.2	Pinnacle Bank 1996 Stock Option and Incentive Plan - Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-11495)

13	Annual Report to Stockholders for the year ended December 31, 2002. Except for the portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed “filed” as part of this Report.

14	Code of Ethics

21	Subsidiaries

23	Consent of Independent Accountants

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Current Reports on Form 8-K dated October 24, 2003, reporting under Item 12 (“Results of Operations and Financial Condition”) Registrant’s results of operations for the quarter and nine months ended September 30, 2003.

Current Report on Form 8-K dated December 22, 2003, reporting under Item 5 (“Other Events and Regulation FD Disclosure”) the issuance of $3.0 million of trust preferred securities by Pinnancle Capital Trust I, and including as exhibits under Item 7 (“Financial Statements and Exhibits”) the related Purchase Agreement and Indenture.

Item 14. Principal Accountant Fees and Services

     The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Independent Auditors” of the Proxy Statement.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANCSHARES, INC.

Date: March 24, 2004	By:	/s/ Robert B. Nolen, Jr.

Robert B. Nolen, Jr., President
(Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert B. Nolen, Jr.	By:	/s/ James W. Cannon

	Robert B. Nolen, Jr.		James W. Cannon
	President and Chief Executive Officer		Director
	(Principal Executive Officer and Principal Financial Officer)	Date:	March 24, 2004
Date:	March 24, 2004	By:

By:	/s/ Marie Guthrie		Max W. Perdue Director

	Marie Guthrie	Date:	March 24, 2004
Treasurer
	(Principal Accounting Officer)	By:	/s/ Greg Batchelor

Date:	March 24, 2004		Greg Batchelor
Director
By:	/s/ Albert H. Simmons	Date:	March 24, 2004

Albert H. Simmons
Date:	March 24, 2004	By:	/s/ J. T. Waggoner

J. T. Waggoner
By:	/s/ O. H. Brown		Director

	O. H. Brown	Date:	March 24, 2004
Director
Date:	March 24 2004

By:	/s/ Sam W. Murphy

Sam W. Murphy
Director
Date:	March 24, 2004