Form 10QSB
period 2004-03-31
PINNACLE BANCSHARES INC
filed 2004-05-14
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark one)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________________ to _______________________

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

Yes ☒ No ☐

     The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2004: 1,568,678 shares of common stock.

     Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2004	2003
ASSETS:
Cash and cash equivalents	$3,817,320	$3,519,377
Interest-bearing deposits in other banks	6,863,642	256,294
Securities available-for-sale	77,388,510	83,325,381
FHLB stock	557,500	732,400
Loans held for sale	2,375,878	1,428,190
Loans receivable, net of allowance for loan losses of $1,538, 276 and $1,467,128, respectively	105,623,402	105,477,419
Real estate owned, net	985,879	1,023,026
Premises and equipment	5,831,515	5,790,124
Goodwill	306,488	306,488
Bank owned life insurance	4,585,616	4,514,902
Accrued interest receivable	981,566	1,362,440
Other assets	474,711	838,150

Total assets	$209,792,027	$208,574,191

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$181,578,789	$179,939,397
Subordinated debt	3,093,000	3,093,000
Borrowed funds	2,580,000	3,465,000
Official checks outstanding	1,281,607	1,481,801
Accrued interest payable	429,001	439,729
Other liabilities	660,053	724,068

Total liabilities	189,622,450	189,142,995

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 2,400,000 authorized; 1,811,780 and 1,800,813 issued at March 31, 2004 and December 31, 2003, respectively; 1,563,678 and 1,562,611 outstanding at March 31, 2004 and December 31, 2003, respectively.	18,118	18,008
Additional paid-in capital	8,330,872	8,219,941
Treasury shares, at cost (248,102 shares and 238,202 shares at March 31, 2004 and December 31, 2003, respectively)	(2,919,960)	(2,743,245)
Retained earnings	14,770,588	14,508,277
Accumulated other comprehensive loss, net of tax	(30,041)	(571,785)

Total stockholders’ equity	20,169,577	19,431,196

Total liabilities and stockholders’ equity	$209,792,027	$208,574,191

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2004	2003
INTEREST REVENUES:
Interest on loans	$1,856,306	$2,205,045
Interest and dividends on securities	750,377	708,130
Other interest	10,646	10,255

	2,617,329	2,923,430
INTEREST EXPENSE:
Interest on deposits	777,890	1,063,370
Interest on borrowed funds	37,065	49,682
Interest on subordinated debentures	41,648	0

	856,603	1,113,052

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,760,726	1,810,378
PROVISION FOR LOAN LOSSES	147,000	267,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,613,726	1,542,878

NON-INTEREST INCOME:
Fees and service charges on deposit accounts	228,944	211,037
Service fee income, net	40,893	39,520
Fees and service charges on loans	53,378	49,526
Bank owned life insurance	70,714	71,405
Net gain (loss) on sale or write-down of:
Loans held for sale	135,555	247,743
Securities available-for-sale	(78,304)	285,186
Real estate owned and other assets	(9,835)	(5,806)

	441,345	898,611

NON-INTEREST EXPENSE:
Compensation and benefits	856,445	795,466
Occupancy	255,974	253,200
Marketing and professional	58,078	53,126
Other	256,956	261,627

	1,427,453	1,363,419

INCOME BEFORE INCOME TAX EXPENSE	627,618	1,078,070
INCOME TAX EXPENSE	208,939	374,393

NET INCOME	$418,679	$703,677

Basic earnings per share	$0.27	$0.43
Diluted earnings per share	$0.26	$0.42
Cash dividends per share	$0.10	$0.10
Weighted average basic shares outstanding	1,565,929	1,640,773
Weighted average diluted shares outstanding	1,612,176	1,659,669

See accompanying notes to condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

						Accumulated
	Common Stock		Additional			Other	Total
			Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Equity
BALANCE, December 31, 2002	1,792,086	$17,921	$8,131,746	$(1,497,777)	$12,716,579	$587,009	$19,955,478
Comprehensive income:
Net income	0	0	0	0	703,677	0	703,677
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	(215,391)	(215,391)

Comprehensive income							488,286
Repurchase of common stock (54,000 shares at cost)	0	0	0	(625,440)	0	0	(625,440)
Cash dividends declared ($.10 per share)	0	0	0	0	(165,268)	0	(165,268)

BALANCE, March 31, 2003	1,792,086	$17,921	$8,131,746	$(2,123,217)	$13,254,988	$371,618	$19,653,056

BALANCE, December 31, 2003	1,800,813	$18,008	$8,219,941	$(2,743,245)	$14,508,277	$(571,785)	$19,431,196
Comprehensive income:
Net income	0	0	0	0	418,679	0	418,679
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	541,744	541,744

Comprehensive income							960,423
Exercise of stock options	10,967	110	110,931	0	0	0	111,041
Repurchase of common stock (9,900 shares at cost)	0	0	0	(176,715)	0	0	(176,715)
Cash dividends declared ($.10 per share)	0	0	0	0	(156,368)	0	(156,368)

BALANCE, March 31, 2004	1,811,780	$18,118	$8,330,872	$(2,919,960)	$14,770,588	$(30,041)	$20,169,577

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$418,679	$703,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	120,863	114,398
Provision for loan losses	147,000	267,500
Amortization, net	(290,424)	(45,333)
Increase in cash surrender value of Bank owned life insurance	(70,714)	(71,405)
Net gain on sale or write down of:
Loans held for sale	(135,555)	(247,743)
Securities available-for-sale	78,304	(285,186)
Real estate owned and other assets	9,835	5,806
Proceeds from sale of loans	8,036,329	19,032,551
Loans originated for sale	(8,848,462)	(18,459,318)
Decrease (increase) in accrued interest receivable	380,874	(5,392)
Decrease in other assets	363,939	60,340
Decrease in accrued interest payable	(10,728)	(9,615)
Decrease in other liabilities	(396,050)	(262,767)

Net cash (used in) provided by operating activities	(196,110)	797,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan (originations) repayments	(481,094)	602,934
Net change in interest bearing deposits in other banks	(6,607,348)	(773,363)
Purchase of securities available-for-sale	(39,670,854)	(43,000,000)
Proceeds from the sale of securities available-for-sale	34,905,702	20,285,186
Proceeds from maturing, called, and payments received on securities available-for-sale	11,713,167	12,977,501
Proceeds from sale of FHLB stock	174,900	0
Purchase of premises and equipment	(162,254)	(55,488)
Proceeds from sales of real estate owned	289,678	84,891

Net cash provided by (used in) investing activities	161,897	(9,878,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in passbook, NOW and money market deposit accounts	1,021,266	726,054
Proceeds from sales of time deposits	7,073,504	8,328,779
Payments on maturing time deposits	(6,455,378)	(6,809,059)
(Decrease) increase in borrowed funds	(885,000)	7,825,000
Decrease in official checks outstanding	(200,194)	(208,850)
Proceeds from the exercise of stock options	111,041	0
Repurchase of common stock	(176,715)	(625,440)
Payments of cash dividends	(156,368)	(165,268)

Net cash provided by financing activities	332,156	9,071,216

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	297,943	(9,610)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,519,377	3,862,956

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,817,320	$3,853,346

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits and borrowed funds	$867,331	$1,122,667
Real estate acquired through foreclosure	262,366	99,444

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

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three month period ended March 31, 2004, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company’s audited consolidated financial statements.

2. EARNINGS PER SHARE:

The following table represents the earnings per share calculations for the three and three-month periods ended March 31, 2004 and 2003:

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
March 31, 2004
Basic earnings per share	$418,679	1,565,929	$0.27

Dilutive securities		46,247

Diluted earnings per share	$418,679	1,612,176	$0.26

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
March 31, 2003
Basic earnings per share	$703,677	1,640,773	$0.43

Dilutive securities		18,896

Diluted earnings per share	$703,677	1,659,669	$0.42

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

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2004	2003
Net Income—as reported	$418,679	$703,677
Stock-based compensation expense	0	0

Net Income—pro forma	$418,679	$703,677

Basic earnings per share—as reported	$0.27	$0.43
Basic earnings per share—pro forma	0.27	0.43
Diluted earnings per share—as reported	$0.26	$0.42
Diluted earnings per share—pro forma	0.26	0.42

4. RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidated of Variable Interest Entities (“FIN 46”), which was issued January 2003. Pinnacle Bancshares, Inc. will be required to apply FIN 46R to all entities subject to this Interpretation no later than the end of the first reporting period that end after December 15, 2004. This interpretation must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

For any variable interest entities (VIEs) that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE.

Pinnacle Bancshares, Inc. has applied FIN 46R in accounting for Pinnacle Capital Trust I (“Trust”), established on December 22, 2003. Accordingly, in the accompanying balance sheet the Company has included in other assets, our investment in the Trust of $93,000 and also included, in subordinated debt, the balance owed the Trust of $3,093,000. Except as related to the Trust, the application of this Interpretation is not expected to have a material effect on Pinnacle Bancshares, Inc.’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, the FASB deferred indefinitely the classification and measurement provisions related to mandatory redeemable non controlling interest. The adoption of this Statement and the amendment did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 105, Application of Accounting Principles to Loan Commitments, which summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SAB requires that the fair value measurement of a loan commitment that is accounted for as a derivative includes only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. This SAB is effective for loan commitments entered into after March 31, 2004. The Company adopted SAB 105 on April 1, 2004, and the effect was not material.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Critical Accounting Policies: The accounting principles followed by the Company and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. The Company’s critical accounting policies relate to the allowance for loan losses and real estate owned. These policies require the use of estimates, assumptions and judgments and are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater result on the use of estimates, assumptions and judgments and as such have a greater possibility of producing reliance that could be materially different than originally reported. These policies require the use of subjective and complex estimates, assumptions and judgments that are important to the portrayal of the Company’s financial condition and results.

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

Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of March 31, 2004, ultimate losses may vary from estimations.

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

Comparison of Financial Condition as of December 31, 2003 and March 31, 2003. Total assets were $209.8 million at March 31, 2004, compared to $208.6 million at December 31, 2003. Net loans receivable were $105.6 million at March 31, 2004, compared to $105.5 million at December 31, 2003. Total securities available-for-sale were $77.4 million at March 31, 2004, compared to $83.3 million at December 31, 2003.

At March 31, 2004, the investment portfolio of $77.4 million consisted primarily of U. S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as “available-for-sale,” which is carried at fair value with the unrealized gains/losses reflected directly in stockholders’ equity, net of taxes. During the three months ended March 31, 2004, the Bank had $11.7 million in agency securities called. Also during the nine month period ended March 31, 2004, the Bank sold $34.9 million in agency securities. Gross losses of $78,000 were realized on these sales. The proceeds from these calls, and sales of securities available-for-sale, combined with the proceeds from loan principal repayments and Federal Home Loan Bank (“FHLB”) of Atlanta advances, were used by the Bank to purchase $39.7 million in agency securities with an average yield of 4.15%.

Total deposits increased approximately $1.6 million, from $180.0 million at December 31, 2003 to $181.6 million at March 31, 2004. This increase was primarily due to an increase in passbook, NOW and money market deposit accounts of $1.0 million and an increase in time deposit of $600,000.

On December 22, 2003, the Company established Pinnacle Capital Trust I, (the “Trust”) a wholly-owned statutory business trust. The Company is the sole sponsor of the trust and owns $93,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $3,000,000 and using proceeds from the issuance of the common and preferred securities to purchase $3,093,000 of junior subordinated debentures (“Subordinated Debentures”) issued by the Company. The sole assets of the Trust are the Subordinated Debentures. The Company’s $93,000 investment in the Trust is included in other assets in the accompanying consolidated balance sheet at March 31, 2004 and the $3,093,000 obligation of Pinnacle Bancshares, Inc. is included in subordinated debt.

During the three-months ended March 31, 2004, the Bank periodically borrowed funds on a short-term basis from the FHLB of Atlanta. During the three-months ended March 31, 2004, the Bank used proceeds from borrowed funds to purchase agency securities as part of managing the Bank’s investment portfolio. The maximum amount outstanding during the three-months ended March 31, 2004 was $8.5 million. The average amount outstanding during the three-months ended March 31, 2004 was $358,000.

Results of Operations-Comparison of the Three-Months Ended March 31, 2003 and 2003. For the three-months ended March 31, 2004 net income was $419,000, compared with net income of $704,000 for the three-months ended March 31, 2003. A significant portion of the decrease in net income was related to losses of $78,000 on securities sales in the three months ended March 31, 2004, compared to gains of $285,000 on securities sales in the first quarter of 2003. In each of these periods the Company engaged in securities transactions in response to current and anticipated economic conditions. In addition, gains on sales of loans held for sale decreased $112,000 in the first quarter of 2004 primarily due to reduced refinancing resulting from increases in interest rates. Net interest income after the provision for loan losses for the three-months ended March 31, 2004, was $1,614,000, compared with $1,543,000 in the same period last year.

The net interest margin was 3.70% for the three-months ended March 31, 2004, compared to 3.60% for the three-months ended March 31, 2003, respectively. As market rates continued to stabilize at lower levels during the three-month period ended March 31, 2004, the Company’s cost of funds decreased more rapidly than rates on loans and investments, contributing to the improved margin. The yield on interest-earning assets decreased from approximately 5.82% in the three-month periods ended March 31, 2003, to approximately 5.46% in the three-month periods ended at March 31, 2004. These decreases were due to decreases in market interest rates as well as a decrease in the average balance of interest earning assets. The cost of funds decreased from approximately 2.3% at March 31, 2003, to approximately 1.8% at March 31, 2004, due to decreases in market deposit rates.

Provisions for loan losses are made to maintain the allowance for loan losses at adequate levels. The allowance for loan losses reflects management’s estimates, which take into account historical experience, the amount of non-performing loans, collateral values and general economic conditions. The provision for loan losses was $147,000 for the three-months ended March 31, 2004, compared to $267,500 for the three months ended March 31, 2003. The decrease in the provision for loan losses for the three-month periods ended March 31, 2004, as compared to the prior year period, was primarily the result of a decrease in charge-offs as well as a decrease in non-accrual loans. It is management’s opinion that the allowance for loan losses at March 31, 2004 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank’s exposure to losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.

Non-interest income, which includes fees and service charges, income from real estate operations, the sale of loans, bank owned life insurance and other income, decreased $457,000 in the three-month period ended March 31, 2004, as compared to the three-month period ended March 31, 2003. The decrease was due primarily to a decrease in the gain on sale of securities available-for-sale of $363,000, a decrease in net gain on sale of loans held for sale of $112,000. This decrease was offset by an increase in fees and service charges on deposit accounts of $18,000.

Non-interest expense increased $64,000 in the three-month period ended March 31, 2004, as compared to the corresponding prior year period. This was primarily a result of an increase in compensation and benefits of $61,000.

Asset Liability Management: The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, re-pricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 100, 200 and 300 basis point rate increase applied to all fixed rate interest earning assets and interest-bearing liabilities, the Company would expect a net loss in fair value of the underlying instruments of approximately $517,000, $1,109,000, and $1,761,000, respectively. Under a scenario simulating a hypothetical 100, 200 and 300 basis point rate decrease applied to all fixed rate interest earning assets and interest-bearing liabilities, the Company would expect a net loss in fair value of the underlying instruments of approximately $467,000, $1,447,000, and $2,431,000, respectively. This hypothetical is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

Changes in interest rates can affect loans and other interest-earning assets, including the Bank’s investment portfolio. A significant change in interest rates could have a negative impact on the Company’s operating income and portfolio market value.

In 2002, the Company announced a stock repurchase program to acquire up to 178,000 shares of common stock. As of December 31, 2002, the Company had repurchased 122,700 shares at an average price of $11.16 per share. During fiscal year 2003, the Company completed this stock repurchase plan by repurchasing 54,000 shares at an average price of $11.58 per share. On April 25, 2003, the Company announced a stock repurchase program to additionally acquire up to 80,000 shares of common stock. As of March 31, 2004 the Company had repurchased 54,700 shares at an average price of $14.57 per share.

The following table details purchases under the Company’s stock repurchase program during the three months ended March 31, 2004.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	As Part of Publicly	Yet Be Purchased
Period	Purchased	Paid per Share	Announced Programs	Under the Programs
January 1-31, 2004	0	0	0	0

February 1-29, 2004	9,900	$17.85	9,900	25,300

March 1-31, 2004	0	0	0	0

Total	9,900	$17.85	9,900	25,300

Capital Resources: Historically, funds provided by operations, mortgage loan principal repayments, deposits and short-term borrowings have been the Bank’s principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowing sources. At March 31, 2004, the Bank’s total loan commitments, including construction loans in process, unused lines of credit and letter of credits, were approximately $25.1 million. Management believes that the Bank’s liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At March 31, 2004, the Company and the Bank exceeded all regulatory capital requirements.

As of March 31, 2004, the $3.0 million of Trust Preferred Securities qualifies as Tier I Capital under current regulators definitions. If these Trust Preferred Securities had not been included in the consolidated capital calculations, the Company would have still been classified as well capitalized.

Item 3. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

In addition, the Company reviewed its internal controls under the supervision of the audit committee. There has been no change in the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Information regarding the Company’s purchases of equity securities is described on pages 12 and 13 under Item 2. “Management’s Discussion and Analysis or Plan of Operation.”

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 — Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Current Report on Form 8-K dated February 27, 2004, furnishing under Item 12 announcement of the Company’s results of operations for the fourth quarter and fiscal year ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANCSHARES, INC
DATE: May 14, 2004	BY: /s/ Robert B. Nolen Jr.
Robert B. Nolen, Jr.
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Marie Guthrie
Marie Guthrie
Treasurer (Principal Accounting Officer)