Form 10QSB
period 2004-06-30
PINNACLE BANCSHARES INC
filed 2004-08-16
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark one)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________________ to ____________________

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

Yes ☒       No ☐

     The number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2004: 1,549,678 shares of common stock.

     Transitional Small Business Disclosure Format (check one):

Yes ☐       No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2004	2003
ASSETS:
Cash and cash equivalents	$3,071,281	$3,519,377
Interest-bearing deposits in other banks	1,083,996	256,294
Securities available-for-sale	86,959,996	83,325,381
FHLB stock	557,500	732,400
Loans held for sale	967,697	1,428,190
Loans receivable, net of allowances for loan losses of $1,315,772 and $1,467,128, respectively	103,597,600	105,477,419
Real estate owned, net	506,186	1,023,026
Premises and equipment	5,847,362	5,790,124
Goodwill	306,488	306,488
Bank owned life insurance	4,656,330	4,514,902
Accrued interest receivable	1,326,295	1,362,440
Other assets	1,619,008	838,150

Total assets	$210,499,739	$208,574,191

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$181,773,681	$179,939,397
Subordinated debt	3,093,000	3,093,000
Borrowed funds	4,080,000	3,465,000
Official checks outstanding	1,582,536	1,481,801
Accrued interest payable	515,089	439,729
Other liabilities	928,196	724,068

Total liabilities	191,972,502	189,142,995

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 2,400,000 authorized; 1,816,780 and 1,800,813 issued at June 30, 2004 and December 31, 2003, respectively; 1,549,678 and 1,562,611 outstanding at June 30, 2004 and December 31, 2003, respectively.	18,168	18,008
Additional paid-in capital	8,374,884	8,219,941
Treasury shares, at cost (267,102 shares and 238,202 shares at June 30, 2004 and December 31, 2003, respectively)	(3,207,162)	(2,743,245)
Retained earnings	15,151,705	14,508,277
Accumulated other comprehensive loss, net of tax	(1,810,358)	(571,785)

Total stockholders’ equity	18,527,237	19,431,196

Total liabilities and stockholders’ equity	$210,499,739	$208,574,191

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
INTEREST REVENUE:
Interest on loans	$1,847,269	$2,145,981	$3,703,575	$4,351,026
Interest and dividends on securities	840,562	758,606	1,590,939	1,466,736
Other interest	4,793	5,381	15,439	15,636

	2,692,624	2,909,968	5,309,953	5,833,398
INTEREST EXPENSE:
Interest on deposits	778,888	982,349	1,556,778	2,045,719
Interest on borrowed funds	53,096	49,606	94,744	99,288
Interest on subordinated debentures	31,695	0	68,760	0

	863,679	1,031,955	1,720,282	2,145,007

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,828,945	1,878,013	3,589,671	3,688,391
PROVISION FOR LOAN LOSSES	147,000	267,500	294,000	535,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,681,945	1,610,513	3,295,671	3,153,391

NONINTEREST INCOME:
Fees and service charges on deposit accounts	260,297	249,104	489,241	460,141
Service fee income, net	41,352	40,495	82,245	80,015
Fees and charges on loans	61,658	21,598	115,036	71,124
Bank owned life insurance	70,714	71,406	141,428	142,811
Net gain (loss) on sale or write-down of:
Loans held for sale	191,308	245,301	326,863	493,044
Real estate owned	(7,571)	(44,932)	(17,406)	(50,738)
Premises and equipment	0	13,500	0	13,500
Securities available-for-sale	0	91,054	(78,304)	376,240

	617,758	687,526	1,059,103	1,586,137

NONINTEREST EXPENSE:
Compensation and benefits	864,361	788,141	1,720,806	1,583,607
Occupancy	257,958	268,468	513,932	521,668
Marketing and professional	59,313	56,073	117,391	109,199
Other	276,905	279,163	533,861	540,790

	1,458,537	1,391,845	2,885,990	2,755,264

INCOME BEFORE INCOME TAXES	841,166	906,194	1,468,784	1,984,264
INCOME TAX EXPENSE	288,045	310,867	496,984	685,260

NET INCOME	$553,121	$595,327	$971,800	$1,299,004

Basic earnings per share	$0.35	$0.38	$0.62	$0.81
Diluted earnings per share	$0.35	$0.37	$0.60	$0.80
Cash dividends per share	$0.11	$0.10	$0.21	$0.20
Weighted average basic shares outstanding	1,564,744	1,575,838	1,565,336	1,608,126
Weighted average diluted shares outstanding	1,601,848	1,605,532	1,607,012	1,632,421

See accompanying notes to these consolidated financial statements.

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

						Accumulated
	Common Stock		Additional			Other	Total
			Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Equity
BALANCE, December 31, 2002
Comprehensive income:	1,792,086	$17,921	$8,131,746	$(1,497,777)	$12,716,579	$587,009	$19,955,478
Net income	0	0	0	0	1,299,004	0	1,299,004
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	(13,147)	(13,147)

Comprehensive income							1,285,857
Repurchase of common stock (87,000 shares at cost)	0	0	0	(1,070,939)	0	0	(1,070,939)
Cash dividends declared ($.20 per share)	0	0	0	0	(321,837)	0	(321,837)

BALANCE, June 30, 2003	1,792,086	$17,921	$8,131,746	$(2,568,716)	$13,693,746	$573,862	$19,848,559

BALANCE, December 31, 2003	1,800,813	$18,008	$8,219,941	$(2,743,245)	$14,508,277	$(571,785)	$19,431,196
Comprehensive income:
Net income	0	0	0	0	971,800	0	971,800
Change in fair value of securities available- For-sale, net of tax	0	0	0	0	0	(1,238,573)	(1,238,573)

Comprehensive income (loss)							(266,773)
Exercise of stock options	15,967	160	154,943	0	0	0	155,103
Repurchase of common stock (28,900 shares at cost)	0	0	0	(463,917)	0	0	(463,917)
Cash dividends declared ($.21 per share)	0	0	0	0	(328,372)	0	(328,372)

BALANCE, June 30, 2004	1,816,780	$18,168	$8,374,884	$(3,207,162)	$15,151,705	$(1,810,358)	$18,527,237

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE BANCSHARES, INC,

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$971,800	$1,299,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	244,428	229,571
Provision for loan losses	294,000	535,000
Accretion, net	(313,086)	(98,213)
Increase in cash surrender value of Bank owned life insurance	(141,428)	(142,811)
Net (gain) loss on sale or write down of:
Loans held for sale	(326,863)	(493,044)
Securities available-for-sale	78,304	(376,240)
Real estate owned and other assets	17,406	50,738
Premises and Equipment	0	(13,500)
Proceeds from sale of loans	21,741,928	41,416,304
Loans originated for sale	(20,954,572)	(39,608,277)
Decrease in accrued interest receivable	36,145	76,584
(Increase) decrease in other assets	(779,858)	37,651
Increase in accrued interest payable	75,360	26,959
Increase (decrease) in other liabilities	963,254	(66,657)

Net cash provided by operating activities	1,906,818	2,873,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan repayments	1,383,900	4,788,310
Net change in interest bearing deposits in other banks	(827,702)	(9,460,303)
Purchase of securities available-for-sale	(53,670,854)	(75,200,000)
Proceeds from the sale of securities available-for-sale	34,905,702	37,617,840
Proceeds from maturing, called, and payments received on securities available-for-sale	13,207,435	37,907,953
Proceeds from sale of FHLB stock	174,900	0
Purchase of premises and equipment	(301,666)	(277,476)
Proceeds from sales of premises and equipment	0	26,210
Proceeds from sales of real estate owned	860,538	407,940

Net cash used in investing activities	(4,267,747)	(4,189,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in passbook, NOW and money market deposit accounts	2,066,903	2,141,728
Proceeds from sales of time deposits	10,619,777	12,620,932
Payments on maturing time deposits	(10,852,396)	(14,986,357)
Increase in borrowed funds	615,000	3,825,000
Increase (decrease) in official checks outstanding	100,735	(822,875)
Proceeds from the exercise of stock options	155,103	0
Repurchase of common stock	(463,917)	(1,070,939)
Payments of cash dividends	(328,372)	(321,837)

Net cash provided by financing activities	1,912,833	1,385,652

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(448,096)	69,195
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,519,377	3,862,956

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,071,281	$3,932,151

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits and borrowed funds	$1,644,922	$2,118,048
Cash payments for income taxes	570,000	587,921
Real estate acquired through foreclosure	361,104	469,932

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

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three month period ended June 30, 2004, are not necessarily indicative of the results of operations which may be expected for the entire year.

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

2. EARNINGS PER SHARE:

The following table represents the earnings per share calculations for the three and six-month periods ended June 30, 2004 and 2003:

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
June 30, 2004
Basic earnings per share	$553,121	1,564,744	$0.35

Dilutive securities		37,104

Diluted earnings per share	$553,121	1,601,848	$0.35

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
June 30, 2003
Basic earnings per share	$595,327	1,575,838	$0.38

Dilutive securities		29,694

Diluted earnings per share	$595,327	1,605,532	$0.37

			Per
			Share
For The Six Months Ended	Net Income	Shares	Amount
June 30, 2004
Basic earnings per share	$971,800	1,565,336	$0.62

Dilutive securities		41,676

Diluted earnings per share	$971,800	1,607,012	$0.60

			Per
			Share
For The Six Months Ended	Net Income	Shares	Amount
June 30, 2003
Basic earnings per share	$1,299,004	1,608,126	$0.81

Dilutive securities		24,295

Diluted earnings per share	$1,299,004	1,632,421	$0.80

3. RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidated of Variable Interest Entities (“FIN46”), which was issued January 2003. Pinnacle Bancshares, Inc. will be required to apply FIN 46R to all entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004. This interpretation must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

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

Pinnacle Bancshares, Inc. has applied FIN 46R in accounting for Pinnacle Capital Trust I (“Trust”), established on December 22, 2003. Accordingly, in the accompanying consolidated statement of financial condition the Company has included in other assets, our investment in the Trust of $93,000 and also included, in subordinated debt, the balance owed the Trust of $3,093,000. Except as related to the Trust, the application of this Interpretation is not expected to have a material effect on Pinnacle Bancshares, Inc.’s consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The Company has adopted the requirements of this EITF.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements: This Quarterly Report on Form 10-QSB contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the SEC or otherwise. The words “believe,” “expect,” “seek” and “intend,” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of income or loss, expenditures, acquisitions, plans for future operations, financing needs or plans relating to services of the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risk and uncertainties, some of which cannot be predicted or qualified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

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

Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of June 30, 2004, ultimate losses may vary from estimations.

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

Comparison of Financial Condition as of December 31, 2003 and June 30, 2004: Total assets were $210.5 million at June 30, 2004, compared to $208.6 million at December 31, 2003. Net loans receivable were $103.6 million at June 30, 2004, compared to $105.5 million at December 31, 2003. Total securities available-for-sale were $87.0 million at June 30, 2004, compared to $83.3 million at December 31, 2003.

At June 30, 2004, the investment portfolio of $87.0 million consisted primarily of U. S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as “available-for-sale,” which is carried at fair value with the unrealized gains/losses reflected directly in stockholders’ equity, net of taxes. During the six months ended June 30, 2004, the Bank had $13.2 million in agency securities called. Also during the six month period ended June 30, 2004, the Bank sold $34.9 million in agency securities. Gross losses of $78,000 were realized on these sales. The proceeds from these calls, and sales of securities available-for-sale, combined with the proceeds from loan principal repayments and Federal Home Loan Bank (“FHLB”) of Atlanta advances, were used by the Bank to purchase $53.7 million in agency securities with an average yield of 4.11%.

Total deposits increased approximately $1.8 million, from $180.0 million at December 31, 2003 to $181.8 million at June 30, 2004. This increase was primarily due to an increase in passbook, NOW and money market deposit accounts.

On December 22, 2003, the Company established Pinnacle Capital Trust I (the “Trust”), a wholly-owned statutory business trust. The Company is the sole sponsor of the trust and owns $93,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $3,000,000 and using proceeds from the issuance of the common and preferred securities to purchase $3,093,000 of junior subordinated debentures (“Subordinated Debentures”) issued by the Company. The sole assets of the Trust are the Subordinated Debentures. The Company’s investment in the Trust is included in other assets in the accompanying consolidated balance sheet at June 30, 2004 and the $3,093,000 obligation of the Company is included in subordinated debt.

During the six-months ended June 30, 2004, the Bank periodically borrowed funds on a short-term basis from the FHLB of Atlanta. During the six-months ended June 30, 2004, the Bank used proceeds from borrowed funds to purchase agency securities as part of managing the Bank’s investment portfolio. The maximum amount outstanding during the six-months ended June 30, 2004 was $10.0 million. The average amount outstanding during the six-months ended June 30, 2004 was $2.3 million.

Stockholders’ equity decreased from $19.4 million at December 31, 2003, to $18.5 million at June 30, 2004. This decrease was primarily attributable to a $1.2 million decrease in the market value of the Company’s available-for-sale securities portfolio, which is marked to fair value based on prevailing interest rates. The interest rate risk in the Company’s portfolio is monitored closely. The Company anticipates that it will restructure its portfolio in the third and fourth quarters of 2004 and may incur some losses in connection with these transactions.

Management evaluates securities for other-than-temporary impairment on a least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Because the declines in fair value of $2.9 million were attributable to increases in interest rates and not attributable to credit quality and because the

Company has the ability and intent to hold all of these investments until a market price recovery or maturity, these investments were not considered other-than-temporary impaired.

Results of Operations-Comparison of the Three and Six-Months Ended June 30, 2004 and 2003: For the three-months ended June 30, 2004, net income was $553,000, compared with net income of $595,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, net income was $972,000, compared with net income of $1,299,000 for the six months ended June 30, 2003.

The net interest margin was 3.71% and 3.69% for the three and six months ended June 30, 2004, compared to 3.69% and 3.65% for the three and six months ended June 30, 2003, respectively. As market rates continued to stabilize at lower levels during the three and six months period ended June 30, 2004, the Company’s cost of funds decreased more rapidly than rates on loans and investments, contributing to the improved margin. The yield on interest-earning assets decreased from approximately 5.72% and 5.77% in the three and six month periods ended June 30, 2003, respectively, to approximately 5.46% in both the three and six month period ended at June 30, 2004. These decreases were due to decreases in market interest rates as well as a decrease in the average balance of interest earning assets. The cost of funds decreased from approximately 2.00% at June 30, 2003, to approximately 1.76% at June 30, 2004, due to decreases in market deposit rates.

Net interest income before the provision for loan losses for the three months ended June 30, 2004, was $1,829,000, compared with $1,878,000 in the same period last year. Net interest income before the provision for loan losses for the six months ended June 30, 2004, was $3,590,000, compared with $3,688,000 in the same period last year. The decreases were primarily due to decreases in interest revenue of $217,000 and $523,000 for the three and six months ended June 30, 2004, respectively, compared with the same periods last year.

Provisions for loan losses are made to maintain the allowance for loan losses at adequate levels. The allowance for loan losses reflects management’s estimates, which take into account historical experience, the amount of non-performing loans, collateral values and general economic conditions. The provision for loan losses was $147,000 and $294,000 for the three and six months ended June 30, 2004, respectively, compared to $267,500 and $535,000 for the three and six months ended June 30, 2003, respectively. The decrease in the provision for loan losses for the three and six month periods ended June 30, 2004, as compared to the prior year period, was primarily the result of a decrease in charge-offs as well as a decrease in non-accrual loans. It is management’s opinion that the allowance for loan losses at June 30, 2004 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank’s exposure to losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.

Net interest income after the provision for loan losses for the three months ended June 30, 2004, was $1,682,000, compared with $1,611,000 in the same period last year. Net interest income after the provision for loan losses for the six months ended June 30, 2004, was $3,296,000, compared with $3,153,000 in the same period last year.

Non-interest income, which includes fees and service charges, income from real estate operations, the sale of loans, bank owned life insurance and other income, decreased $70,000 in the three-month period ended June 30, 2004, as compared to the three-month period ended June 30, 2004. The decrease was due primarily to a decrease in the gain on sale of securities available-for-sale of $91,000, a decrease in net gain on sale of loans held for sale of $54,000 and a decrease in all other non-interest income of $2,000. This decrease was offset by an increase in fees and service charges on loans of $40,000 and a decrease in the loss on sale of real estate owned of $37,000. Non-interest income decreased $527,000 in the six-month period ended June 30, 2004, as compared to the six-month period ended June 30, 2004. The decrease was due primarily to a decrease in the gain on sale of securities available-for-sale of $455,000, a decrease in net gain on sale of loans held for sale of $166,000. This decrease was offset by an increase in fees and service charges on loans of $44,000, a decrease in the loss on sale of real estate owned of $33,000 and an increase in all other non-interest income of $17,000.

Non-interest expense increased $67,000 in the three-month period ended June 30, 2004, as compared to the corresponding prior year period. This was primarily a result of an increase in compensation and benefits of $76,000. This increase was offset by a decrease in all other non-interest expense of $9,000. Non-interest expense increased $131,000 in the six-month period ended June 30, 2004 as compared to the corresponding prior year period. This was primarily due to an increase in compensation and benefits of $137,000. This increase was offset by a decrease in all other non-interest expense of $6,000.

Asset/Liability Management: The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, re-pricing and maturing volumes and rates of the existing balance sheet. Under scenarios simulating hypothetical 100, 200 and 300 basis point rate increases applied to all fixed rate interest earning assets and interest-bearing liabilities, the Company would expect net losses in fair value of the underlying instruments of approximately ($1,239,000), ($2,465,000), and ($3,752,000), respectively. Under scenarios simulating hypothetical 100, 200 and 300 basis point rate decreases applied to all fixed rate interest earning assets and interest-bearing liabilities, the Company would expect net gains (losses) in fair value of the underlying instruments of approximately $664,000, ($11,000), and ($673,000), respectively. These hypotheticals are not precise indicators of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

Changes in interest rates can affect loans and other interest-earning assets, including the Bank’s investment portfolio. A significant change in interest rates could have a negative impact on the Company’s operating income and portfolio market value.

On April 25, 2003, the Company announced a stock repurchase program to acquire up to 80,000 shares of common stock. As of July 31, 2004, the Company had repurchased 73,700 shares at an average price of $14.70 per share.

The following table details purchases under the Company’s stock repurchase program during the six months ended June 30, 2004.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	As Part of Publicly	Yet Be Purchased
Period	Purchased	Paid per Share	Announced Programs	Under the Programs
January 1-31, 2004	0	0	0	0

February 1-29, 2004	9,900	$17.85	9,900	25,300

March 1-31, 2004	0	0	0	0

April 1-30, 2004	0	0	0	0

May 1-31, 2004	5,000	$14.32	5,000	20,300

June 1-30, 2004	14,000	$15.40	14,000	6,300

Total	28,900	$16.05	28,900	6,300

On June 10, 2004, the Company announced a supplemental stock repurchase program to acquire an additional 5% of the Company’s outstanding shares outstanding upon completion of its current repurchase program, or 77,169 shares. This program supplements the Company’s current repurchase program. The repurchase programs are dependent upon market conditions and other requirements, and there is no guarantee as to the exact number of shares to be repurchased by the Company.

Capital Resources: Historically, funds provided by operations, mortgage loan principal repayments, deposits and short-term borrowings have been the Bank’s principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowing sources. At June 30, 2004, the Bank’s total loan commitments, including construction loans in process, unused lines of credit and letter of credits, were approximately $24.3 million. Management believes that the Bank’s liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At June 30, 2004, the Company and the Bank exceeded all regulatory capital requirements. As of June 30, 2004, the $3.0 million of Trust Preferred Securities qualifies as Tier I Capital under current regulators definitions. If these Trust Preferred Securities had not been included in the consolidated capital calculations, the Company would have still been classified as well capitalized.

Item 3. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

PART II — OTHER INFORMATION

ITEM 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Information regarding the Company’s purchases of equity securities is described on pages 12 and 13 under Item 2. “Management’s Discussion and Analysis or Plan of Operation.”

ITEM 4. Submission of Matters to a Vote of Security Holders

On May 26, 2004, the Company held its Annual Meeting of Stockholders at which the following matters were considered and voted on.

PROPOSAL I- ELECTION OF DIRECTORS

NOMINEES	FOR	WITHHELD	TERM
Greg Batchelor	1,396,437	802	2007
James T. Waggoner	1,391,537	5,702	2007

There were no abstentions or broker non-votes.

PROPOSAL II- RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

Ratification of the appointment of KPMG, LLP as independent auditors of the Company for the fiscal Year ending December 31, 2004.

FOR	AGAINST	ABSTAIN
1,388.971	4,954	3,314

There were no broker non-votes.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1- Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Current Report on Form 8-K dated May 7, 2004, furnishing under Item 12 announcement of the Company’s results of operations for the first quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANCSHARES, INC

DATE:	August 16, 2004	BY:	/s/ Robert B. Nolen Jr.

Robert B. Nolen, Jr.
President and Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

/s/ Marie Guthrie

Marie Guthrie Treasurer
(Principal Accounting Officer)