Form 10QSB
period 2004-09-30
PINNACLE BANCSHARES INC
filed 2004-11-15
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark one)

☒Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                                      to

Commission file number 1-12707

Pinnacle Bancshares, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	72-1370314 (I.R.S. Employer Identification No.)

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

Yes  ☒  No  ☐

     The number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2004: 1,549,678 shares of common stock.

     Transitional Small Business Disclosure Format (check one):

Yes  ☐  No  ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2004	2003
ASSETS:
Cash and cash equivalents	$3,192,280	$3,519,377
Interest-bearing deposits in other banks	2,204,693	256,294
Securities available-for-sale	85,381,472	83,325,381
FHLB stock	557,500	732,400
Loans held for sale	874,482	1,428,190
Loans receivable, net of allowances for loan losses of $1,253,495 and $1,467,128, respectively	102,431,324	105,477,419
Real estate owned, net	452,555	1,023,026
Premises and equipment	5,811,590	5,790,124
Goodwill	306,488	306,488
Bank owned life insurance	4,727,044	4,514,902
Accrued interest receivable	1,179,035	1,362,440
Other assets	645,095	838,150

Total assets	$207,763,558	$208,574,191

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$180,165,932	$179,939,397
Subordinated debt	3,093,000	3,093,000
Borrowed funds	2,580,000	3,465,000
Official checks outstanding	638,786	1,481,801
Accrued interest payable	510,438	439,729
Other liabilities	758,146	724,068

Total liabilities	187,746,302	189,142,995

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 2,400,000 authorized; 1,816,780 and 1,800,813 issued at September 30, 2004 and December 31, 2003, respectively; 1,549,678 and 1,562,611 outstanding at September 30, 2004 and December 31, 2003, respectively.	18,168	18,008
Additional paid-in capital	8,374,884	8,219,941
Treasury shares, at cost (267,102 shares and 238,202 shares at September 30, 2004 and December 31, 2003, respectively)	(3,207,162)	(2,743,245)
Retained earnings	15,290,598	14,508,277
Accumulated other comprehensive loss, net of tax	(459,232)	(571,785)

Total stockholders’ equity	20,017,256	19,431,196

Total liabilities and stockholders’ equity	$207,763,558	$208,574,191

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
INTEREST REVENUE:
Interest on loans	$1,809,241	$2,025,875	$5,512,816	$6,376,902
Interest and dividends on securities	845,160	729,002	2,436,099	2,195,738
Other interest	8,749	3,726	24,188	19,362

	2,663,150	2,758,603	7,973,103	8,592,002
INTEREST EXPENSE:
Interest on deposits	801,150	872,850	2,357,928	2,918,569
Interest on borrowed funds	40,078	43,399	104,434	142,687
Interest on subordinated debentures	35,674	0	134,822	0

	876,902	916,249	2,597,184	3,061,256

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,786,248	1,842,354	5,375,919	5,530,746
PROVISION FOR LOAN LOSSES	147,000	347,000	441,000	882,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,639,248	1,495,354	4,934,919	4,648,746

NONINTEREST INCOME:
Fees and service charges on deposit accounts	231,363	228,956	720,604	689,098
Service fee income, net	41,370	41,130	123,615	121,145
Fees and charges on loans	41,857	71,780	156,893	142,904
Bank owned life insurance	70,714	71,406	212,142	214,216
Net gain (loss) on sale or write-down of:
Loans held for sale	105,487	290,561	432,350	783,604
Real estate owned	2,703	57,685	(14,703)	6,948
Premises and equipment	0	0	0	13,500
Securities available-for-sale	(295,537)	14,063	(373,841)	390,303

	197,957	775,581	1,257,060	2,361,718

NONINTEREST EXPENSE:
Compensation and benefits	833,455	799,318	2,554,261	2,382,926
Occupancy	267,185	280,827	781,117	802.496
Marketing and professional	55,661	72,978	173,052	182,176
Other	226,613	251,750	760,474	792,539

	1,382,914	1,404,873	4,268,904	4,160,137

INCOME BEFORE INCOME TAXES	454,291	866,062	1,923,075	2,850,327
INCOME TAX EXPENSE	144,933	294,855	641,917	980,116

NET INCOME	$309,358	$571,207	$1,281,158	$1,870,211

Basic earnings per share	$0.20	$0.36	$0.82	$1.17
Diluted earnings per share	$0.20	$0.36	$0.80	$1.15
Cash dividends per share	$0.11	$0.10	$0.32	$0.30
Weighted average basic shares outstanding	1,549,678	1,565,684	1,560,079	1,593,528
Weighted average diluted shares outstanding	1,585,223	1,606,058	1,599,711	1,623,478

See accompanying notes to these consolidated financial statements.

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

						Accumulated
	Common Stock		Additional Paid-in	Treasury	Retained	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Equity
BALANCE, December 31, 2002
Comprehensive income:	1,792,086	$17,921	$8,131,746	$(1,497,777)	$12,716,579	$587,009	$19,955,478
Net income	0	0	0	0	1,870,211	0	1,870,211
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	(1,017,877)	(1,017,877)

Comprehensive income							852,334
Repurchase of common stock (87,000 shares at cost)	0	0	0	(1,070,939)	0	0	(1,070,939)
Cash dividends declared ($.30 per share)	0	0	0	0	(478,406)	0	(478,406)

BALANCE, September 30, 2003	1,792,086	$17,921	$8,131,746	$(2,568,716)	$14,108,384	$(430,868)	$19,258,467

BALANCE, December 31, 2003	1,800,813	$18,008	$8,219,941	$(2,743,245)	$14,508,277	$(571,785)	$19,431,196
Comprehensive income:
Net income	0	0	0	0	1,281,158	0	1,281,158
Change in fair value of securities available- For-sale, net of tax	0	0	0	0	0	112,553	112,553

Comprehensive income							1,393,711
Exercise of stock options	15,967	160	154,943	0	0	0	155,103
Repurchase of common stock (28,900 shares at cost)	0	0	0	(463,917)	0	0	(463,917)
Cash dividends declared ($.32 per share)	0	0	0	0	(498,837)	0	(498,837)

BALANCE, September 30, 2004	1,816,780	$18,168	$8,374,884	$(3,207,162)	$15,290,598	$(459,232)	$20,017,256

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE BANCSHARES, INC,

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,281,158	$1,870,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	370,129	350,116
Provision for loan losses	441,000	882,000
Accretion, net	(384,879)	(148,449)
Increase in cash surrender value of Bank owned life insurance	(212,142)	(214,216)
Net (gain) loss on sale or write down of:
Loans held for sale	(432,350)	(783,604)
Securities available-for-sale	373,841	(390,303)
Real estate owned and other assets	14,703	(6,948)
Premises and Equipment	0	(13,500)
Proceeds from sale of loans	31,356,725	63,920,515
Loans originated for sale	(30,370,667)	(61,259,720)
Decrease in accrued interest receivable	183,405	167,720
Decrease (increase) in other assets	194,555	(201,920)
Increase (decrease) in accrued interest payable	70,709	(82,248)
Decrease in other liabilities	(34,907)	(15,607)

Net cash provided by operating activities	2,851,280	4,074,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan repayments	2,419,536	10,623,095
Net change in interest bearing deposits in other banks	(1,948,399)	(1,182,441)
Purchase of securities available-for-sale	(63,731,524)	(83,990,000)
Proceeds from the sale of securities available-for-sale	46,689,977	40,632,903
Proceeds from maturing, called, and payments received on securities available-for-sale	14,937,787	39,597,363
Proceeds from sale of FHLB stock	174,900	0
Purchase of premises and equipment	(391,595)	(390,385)
Proceeds from sales of premises and equipment	0	26,210
Proceeds from sales of real estate owned	980,072	1,312,306

Net cash (used in) provided by investing activities	(869,246)	6,629,051

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in passbook, NOW and money market deposit accounts	1,849,002	1,676,643
Proceeds from sales of time deposits	14,279,725	14,481,290
Payments on maturing time deposits	(15,902,192)	(23,144,604)
Decrease in borrowed funds	(885,000)	(1,675,000)
Decrease in official checks outstanding	(843,015)	(655,180)
Proceeds from the exercise of stock options	155,103	0
Repurchase of common stock	(463,917)	(1,070,939)
Payments of cash dividends	(498,837)	(478,406)

Net cash used in financing activities	(2,309,131)	(10,866,196)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(327,097)	(163,098)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,519,377	3,862,956

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,192,280	$3,699,858

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits and borrowed funds	$2,526,475	$3,143,504
Cash payments for income taxes	640,000	1,110,938
Real estate acquired through foreclosure	424,304	687,607

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

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results of operations which may be expected for the entire year.

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

2. EARNINGS PER SHARE:

The following table represents the earnings per share calculations for the three and nine-month periods ended September 30, 2004 and 2003:

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
September 30, 2004
Basic earnings per share	$309,358	1,549,678	$0.20

Dilutive securities		35,545

Diluted earnings per share	$309,358	1,585,223	$0.20

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
September 30, 2003
Basic earnings per share	$571,207	1,565,684	$0.36

Dilutive securities		40,374

Diluted earnings per share	$571,207	1,606,058	$0.36

			Per
			Share
For The Nine Months Ended	Net Income	Shares	Amount
September 30, 2004
Basic earnings per share	$1,281,158	1,560,079	$0.82

Dilutive securities		39,632

Diluted earnings per share	$1,281,158	1,599,711	$0.80

			Per
			Share
For The Nine Months Ended	Net Income	Shares	Amount
September 30, 2003
Basic earnings per share	$1,870,211	1,593,823	$1.17

Dilutive securities		29,655

Diluted earnings per share	$1,870,211	1,623,478	$1.15

3. STOCK BASED COMPENSATION:

In accordance with the provision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to continue to record compensation cost under APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly does not recognize compensation cost due to the fact that all options granted were priced at the fair market value of the underlying stock on the date of grant. Had compensation cost been determined, consistent with SFAS No. 123, the impact on the Company’s net income would not have been material.

4. RECENT ACCOUNTING PRONOUNCEMENTS:

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

Pinnacle Bancshares, Inc. has applied FIN 46R in accounting for Pinnacle Capital Trust I (“Trust”), established on December 22, 2003. Accordingly, in the accompanying consolidated statement of financial condition the Company has included in other assets our investment in the Trust of $93,000 and also included, in subordinated debt, the balance owed the Trust of $3,093,000. Except as related to the Trust, the application of this Interpretation is not expected to have a material effect on Pinnacle Bancshares, Inc.’s consolidated financial statements.

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

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The disclosure requirements are effective for annual reporting periods ending after June 15, 2004. However, the FASB has approved issuing a staff position to delay the requirements to record impairment. The Company has adopted the disclosure requirements of this EITF.

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

Critical Accounting Policies: The accounting principles followed by the Company and the methods of applying these principles conform with United States generally accepted accounting principles and with general practices within the banking industry. The Company’s critical accounting policies relate to the allowance for loan losses and real estate owned. These policies require the use of estimates, assumptions and judgments and are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. These policies require the use of subjective and complex estimates, assumptions and judgments that are important to the portrayal of the Company’s financial condition and results.

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

Management reviews the adequacy of the allowance for loan losses on a continuous basis by assessing the quality of the loan portfolio and adjusting the allowance when appropriate. Management’s evaluation of certain specifically identified loans includes a review of the financial condition and capacity of the borrower, the value of the collateral, current economic trends, historical losses, workout and collection arrangements, and possible concentrations of credit. The loan review process also includes a collective evaluation of credit quality within the mortgage and installment loan portfolios. In establishing the allowance, loss percentages are applied to groups of loans with similar risk characteristics. These loss percentages are determined by historical experience, portfolio mix, regulatory influence, and other economic factors. Each quarter this review is quantified in a report to management, which uses it to determine whether an appropriate allowance is being maintained. This report is then submitted to the Audit Committee and to the Board of Directors quarterly.

Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of September 30, 2004, ultimate losses may vary from estimations.

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

Comparison of Financial Condition as of December 31, 2003 and September 30, 2004: Total assets were $207.8 million at September 30, 2004, compared to $208.6 million at December 31, 2003. Net loans receivable were $102.4 million at September 30, 2004, compared to $105.5 million at December 31, 2003. Total securities available-for-sale were $85.4 million at September 30, 2004, compared to $83.3 million at December 31, 2003.

At September 30, 2004, the investment portfolio of $85.4 million consisted primarily of U. S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as “available-for-sale,” which is carried at fair value with the unrealized gains/losses reflected directly in stockholders’ equity, net of taxes. During the nine months ended September 30, 2004, the Bank had $14.9 million in agency securities called. Also during the nine month period ended September 30, 2004, the Bank sold $46.7 million in agency securities. Net losses of $374,000 were realized on these sales. The proceeds from these calls, and sales of securities available-for-sale, combined with the proceeds from loan principal repayments and Federal Home Loan Bank (“FHLB”) of Atlanta advances, were used by the Bank to purchase $63.7 million in agency securities with an average yield of 4.09%.

Total deposits were approximately $180.2 million at September 30, 2004, compared to $180.0 million at December 31, 2003.

On December 22, 2003, the Company established Pinnacle Capital Trust I (the “Trust”), a wholly-owned statutory business trust. The Company is the sole sponsor of the trust and owns $93,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $3,000,000 and using proceeds from the issuance of the common and preferred securities to purchase $3,093,000 of junior subordinated debentures (“Subordinated Debentures”) issued by the Company. The sole assets of the Trust are the Subordinated Debentures. The Company’s investment in the Trust is included in other assets in the accompanying consolidated balance sheet at September 30, 2004 and the $3,093,000 obligation of the Company is included in subordinated debt.

During the nine-months ended September 30, 2004, the Bank periodically borrowed funds on a short-term basis from the FHLB of Atlanta. During the nine-months ended September 30, 2004, the Bank used proceeds from borrowed funds to purchase agency securities as part of managing the Bank’s investment portfolio. The maximum amount outstanding during the nine-months ended September 30, 2004 was $10.0 million. The average amount outstanding during the nine-months ended September 30, 2004 was $2.1 million.

Stockholders’ equity was $20.0 million at September 30, 2004, compared to $19.4 million at December 31, 2003.

Results of Operations-Comparison of the Three and Nine-Months Ended September 30, 2004 and 2003: For the three-months ended September 30, 2004, net income was $309,000, compared with net income of $571,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, net income was $1,281,000 compared with net income of $1,870,000 for the nine months ended September 30, 2003. The decrease in net income for the nine months ended September 30, 2004 was primarily attributable to a decrease in net gains on the sale of loans held for sale and available-for-sale securities of $351, and $764, respectively. During the third quarter of 2004 the Company restructured a portion of its portfolio in response to changes in interest rates and incurred losses in the quarter of approximately $296,000 in connection with these transactions.

The net interest margin was 3.71% and 3.70% for the three and nine months ended September 30, 2004, compared to 3.73% and 3.68% for the three and nine months ended September 30, 2003, respectively. As market rates continued to stabilize at lower levels during the three and nine months period ended September 30, 2004, the Company’s cost of funds decreased more rapidly than rates on loans and investments, contributing to the improved margin. The yield on interest-earning assets decreased from approximately 5.60% and 5.71% in the three and nine month periods ended September 30, 2003, respectively, to approximately 5.53% and 5.48% in the three and nine month period ended at September 30, 2004. These decreases were due to decreases in market interest rates as well as a decrease in the average balance of interest earning assets. The cost of funds was 1.86% at September 30, 2004 and 2003.

Net interest income before the provision for loan losses for the three months ended September 30, 2004, was $1,786,000 compared with $1,842,000 in the same period last year. Net interest income before the provision for loan losses for the nine months ended September 30, 2004, was $5,376,000 compared with $5,531,000 in the same period last year. The decreases were primarily due to decreases in interest revenue of $95,000 and $620,000 for the three and nine months ended September 30, 2004, respectively, compared with the same periods last year.

Provisions for loan losses are made to maintain the allowance for loan losses at adequate levels. The allowance for loan losses reflects management’s estimates, which take into account historical experience, the amount of non-performing loans, collateral values and general economic conditions. The provisions for loan losses were $147,000 and $441,000 for the three and nine months ended September 30, 2004, respectively, compared to $347,000 and $882,000 for the three and nine months ended September 30, 2003, respectively. The decreases in the provisions for loan losses for the three and nine month periods ended September 30, 2004, as compared to the prior year period, were primarily the result of decreased charge-offs as well as a decrease in non-accrual loans. It is management’s opinion that the allowance for loan losses at September 30, 2004 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank’s exposure to losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.

Net interest income after the provision for loan losses for the three months ended September 30, 2004, was $1,639,000 compared with $1,495,000 in the same period last year. Net interest income after the provision for loan losses for the nine months ended September 30, 2004, was $4,935,000, compared with $4,649,000 in the same period last year.

Non-interest income, which includes fees and service charges, income from real estate operations, the sale of loans, bank owned life insurance and other income, decreased $578,000 in the three-month period ended September 30, 2004, as compared to the three-month period ended September 30, 2004. The decrease was due primarily to a decrease in the gain on sale of securities available-for-sale of $310,000, due to the Company restructuring a portion of its portfolio in response to changes in interest rates. Also a decrease in net gain on sale of loans held for sale of $185,000, an increase in the loss on sale of real estate owned of $55,000 and a decrease in all other non-interest income of $28,000. Non-interest income decreased $1.1 million in the nine-month period ended September 30, 2004, as compared to the nine-month period ended September 30, 2004. The decrease was due primarily to a decrease in the gain on sale of securities available-for-sale of $765,000, a decrease in net gain on sale of loans held for sale of $351,000.

Non-interest expense decreased $22,000 in the three-month period ended September 30, 2004, as compared to the corresponding prior year period. This was primarily a result of a decrease in Occupancy expense of $14,000, a decrease in Marketing and Professional expense of $17,000 and an increase in all other non-interest expense of $25,000. These decreases were offset by an increase in compensation and benefits of $34,000. Non-interest expense increased $109,000 in the nine-month period ended September 30, 2004 as compared to the corresponding prior year period. This was primarily due to an increase in compensation and benefits of $171,000. This increase was offset by a decrease in occupancy expense of $21,000, a decrease in marketing and professional expense of $9,000 and a decrease in all other non-interest expense of $32,000.

Asset/Liability Management: The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, re-pricing and maturing volumes and rates of the existing balance sheet. Under scenarios simulating hypothetical 100, 200 and 300 basis point rate increases applied to all fixed rate interest earning assets and interest-bearing liabilities, the Company would expect net losses in fair value of the underlying instruments of approximately ($366,000), ($1,531,000), and ($2,774,000), respectively. Under scenarios simulating hypothetical 100, 200 and 300 basis point rate decreases applied to all fixed rate interest earning assets and interest-bearing liabilities, the Company would expect net gains (losses) in fair values of the underlying instruments of approximately $604,000, ($206,000), and ($1,025,000), respectively. These hypotheticals are not precise indicators of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

Changes in interest rates can affect loans and other interest-earning assets, including the Bank’s investment portfolio. A significant change in interest rates could have a negative impact on the Company’s operating income and portfolio market value.

The following table details purchases under the Company’s stock repurchase program during the nine months ended September 30, 2004.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	As Part of Publicly	Yet Be Purchased
Period	Purchased	Paid per Share	Announced Programs	Under the Programs
January 1-31, 2004	0	0	0	0
February 1-29, 2004	9,900	$17.85	9,900	25,300
March 1-31, 2004	0	0	0	0
April 1-30, 2004	0	0	0	0
May 1-31, 2004	5,000	$14.32	5,000	20,300
June 1-30, 2004	14,000	$15.40	14,000	6,300
July 1-31, 2004	0	0	0	0
August 1-31, 2004	0	0	0	0
September 1-31, 2004	0	0	0	0

Total	28,900	$16.05	28,900	6,300

On April 25, 2003, the Company announced a stock repurchase program to acquire up to 80,000 shares of common stock. As of September 30, 2004, the Company had repurchased 73,700 shares at an average price of $14.70 per share .On June 10, 2004, the Company announced a supplemental stock repurchase program to acquire an additional 5% of the Company’s outstanding shares outstanding upon completion of its current repurchase program, or 77,169 shares. This program supplements the Company’s current repurchase program. The repurchase programs are dependent upon market conditions and other requirements, and there is no guarantee as to the exact number of shares to be repurchased by the Company.

Capital Resources: Historically, funds provided by operations, mortgage loan principal repayments, deposits and short-term borrowings have been the Bank’s principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowing sources. At September 30, 2004, the Bank’s total loan commitments, including construction loans in process, unused lines of credit and letter of credits, were approximately $22.0 million. Management believes that the Bank’s liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At September 30, 2004, the Company and the Bank exceeded all regulatory capital requirements.

As of September 30, 2004, the $3.0 million of Trust Preferred Securities qualifies as Tier I Capital under current regulators definitions. If these Trust Preferred Securities had not been included in the consolidated capital calculations, the Company would have still been classified as well capitalized.

Item 3. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Effective as of December 31, 2005, the Company will become subject to Section 404 of The Sarbanes-Oxley Act of 2002. Section 404 requires management to assess and report on the effectiveness of the Company’s internal controls over financial reporting. Additionally, it requires the Company’s independent registered public accounting firm to report on management’s assessment as well as report on its own assessment of the effectiveness of the Company’s internal controls over financial reporting. Management is currently establishing policies and procedures to assess and report on internal controls, and will retain an outside firm to assist it in determining the effectiveness of the Company’s internal controls over financial reporting. It is anticipated that the additional cost of such compliance activities in 2005 will be approximately $75,000. There can be no assurance as to the successful completion of such assessment and as to the reported results offered by management and the independent registered public accounting firm. Inability to complete the assessment and unfavorable reports could have an adverse affect on the Company.

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

PINNACLE BANCSHARES, INC

DATE: November 15, 2004	BY:	/s/ Robert B. Nolen Jr.

Robert B. Nolen, Jr.
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ Marie Guthrie

Marie Guthrie Treasurer (Principal Accounting Officer)