Form 10KSB
period 2004-12-31
PINNACLE BANCSHARES INC
filed 2005-03-31
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 1-12707

PINNACLE BANCSHARES, INC.

(Name of small business issuer in its charter)

Delaware	72-1370314

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1811 Second Avenue, Jasper, Alabama	35502-1388

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (205) 221-4111.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☑ NO ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $12,399,624

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the price $15.38 per share) at which the Common Stock was sold on March 22, 2005, was approximately $19,615,470. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.

As of the close of business on March 25, 2005, 1,549,778 shares of the registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format: YES ☐ NO ☑

Documents Incorporated By Reference

Part II:
Annual Report to Stockholders for the year ended December 31, 2004.

Part III:
Portions of the definitive proxy statement for the 2005 Annual Meeting of Stockholders.

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

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Financial Condition and Other Data:
Total amount of:
Assets	$207,832	$208,574	$218,290	$210,020	$230,269
Loans, net	99,600	105,477	119,375	131,284	152,021
Interest-bearing deposits in other banks	485	256	357	2,466	1,136
Securities	89,025	83,325	75,301	61,838	61,069
Loans held for sale	1,206	1,428	4,969	3,875	1,337
Deposits	179,966	179,939	188,955	193,498	187,471
Subordinated debt	3,093	3,093	0	0	0
Other borrowed funds	2,580	3,465	5,940	3,100	20,500
Stockholders’ equity	19,914	19,431	19,955	19,012	19,230

Number of:
Real estate loans outstanding	2,116	2,263	2,504	2,911	3,209
Savings accounts	13,157	13,624	14,301	14,485	14,962
Full service offices open	6	6	6	6	6

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Operating Data:
Interest income	$10,636	$11,287	$13,103	$15,823	$17,805
Interest expense	3,516	3,906	5,982	9,192	10,573

Net interest income before provision for loan losses	7,120	7,381	7,121	6,631	7,232
Provision for loan losses	588	963	647	1,942	530

Net interest income after provision for losses	6,532	6,418	6,474	4,689	6,702
Noninterest income	1,763	2,845	2,157	1,758	1,250
Noninterest expense	5,794	5,569	5,593	5,306	5,152
Income tax expense	769	1,268	1,025	350	1,058

Income before extraordinary item	1,732	2,426	2,013	791	1,742
Extraordinary item, net of tax benefit of $63	0	0	0	108	0

Net income	$1,732	$2,426	$2,013	$683	$1,742

     The following table sets forth certain information relating to the Bank’s average interest-earning assets and interest-bearing liabilities and reflects the average yields on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans, if any, are included in the net loan category. Average balances are derived from month-end average balances. Management does not believe that the use of month-end average balances instead of average daily balances has caused any material difference in the information presented.

	For the Years Ended December 31,
	2004			2003			2002
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$105,583	$7,294	6.9%	$117,465	$8,299	7.1%	$126,507	$9,524	7.5%
Securities available-for-sale	85,318	3,298	3.9%	79,034	2,964	3.8%	71,735	3,506	4.9%
Other	2,904	44	1.5%	2,189	23	1.1%	4,328	73	1.7%

Total interest earning assets	193,805	10,636	5.5%	198,688	11,286	5.7%	202,570	13,103	6.5%
Non-interest-earning assets	16,787			16,867			16.193

Total assets	$210,592			$215,555			$218,763

Interest-bearing liabilities:
Deposits	$181,296	3,200	1.8%	$186,713	3,710	2.0%	$193,073	5,789	3.0%
Subordinated debt	3,093	143	4.6%	0	0	0	0	0	0
Borrowed funds	4,159	173	4.2%	5,384	195	3.6%	4,179	194	4.6%

Total interest-bearing liabilities:	188,548	3,516	1.9%	192,173	3,905	2.0%	197,252	5,983	3.0%
Non-interest-bearing liabilities	2,365			3,887			1,464

Total Liabilities:	190,913			196,060			198,716
Equity	19,679			19,495			20,047

Total Liabilities and Equity	$210,592			$215,555			$218,763

Net interest-earning assets	$5,257			$6,515			$5,318

Net interest income		$7,120			$7,381			$7,120

Interest rate spread			3.6%			3.7%			3.5%

Net interest margin			3.7%			3.7%			3.5%

Ratio of average interest-earning assets to interest-bearing liabilities			102.8%			103.4%			102.7%

Lending Activities

     General. The Bank’s net loan portfolio totaled $99.6 million at December 31, 2004, or 47.9% of its total assets. On that date, $76.4 million, or 76% of total net loans outstanding, consisted of loans secured by mortgages on residential, construction loans, and commercial real estate loans, while the remainder of the loan portfolio consisted of commercial and consumer loans.

     The principal lending activity of the Bank historically has been the origination of conventional first mortgage single-family loans. The Bank also makes commercial real estate, construction, commercial and consumer loans. The majority of the Bank’s loans have been originated within its primary market area.

     The Bank’s volume of total loans originated to be retained in the Bank’s loan portfolio totaled approximately $64.1 million during the year ended December 31, 2004, and $63.1 million during the year ended December 31, 2003. The Bank directly originates most of its mortgage loans through its existing branches. These loans have been originated predominantly within the Bank’s geographical lending area of Walker, Jefferson, Shelby, Winston and Fayette counties, in Alabama. See “ — Loan Solicitation and Processing” and “— Loan Originations, Purchases and Sales.”

     The Bank seeks to improve the interest rate sensitivity of its mortgage loan portfolio through the origination of adjustable rate loans, which constituted approximately 66% of the single-family residential mortgage loans in the Bank’s loan portfolio, and 30% of the Bank’s net loan portfolio at December 31, 2004. Most adjustable rate mortgage loans are held in the Bank’s loan portfolio, while most fixed-rate mortgage loans are either sold as whole loans to the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”) or other investors, or converted into mortgage-backed securities with servicing retained by the Bank.

     The following table sets forth, in dollar amonts and percentages, the major categories of the Bank’s loans.

	December 31,
	2004		2003		2002
	(Dollars in thousands)
Type of loan:
Residential and commercial real estate mortgage loans	$64,361	63.6%	$69,037	65.5%	$80,189	67.2%
Construction loans	12,019	12.4%	14,060	13.3%	15,329	12.8%
Commercial loans	10,807	11.2%	10,568	10.0%	11,549	9.7%
Consumer loans	13,709	14.2%	13,444	12.7%	13,834	11.6%
Less—
Discounts and other	129	0.1%	165	0.2%	204	0.2%
Allowance for loan losses	1,167	1.3%	1,467	1.3%	1,322	1.1%

Total	$99,600	100.00%	$105,477	100.00%	$119,375	100.00%

	December 31,
	2001		2000
	(Dollars in thousands)
Type of loan:
Residential and Commercial real estate mortgage loans	$86,053	65.5%	$96,592	63.5%
Construction loans	18,387	14.0%	27,157	18.0%
Commercial loans	15,987	12.2%	16,798	11.0%
Consumer loans	12,373	9.4%	13,099	8.6%
Less— Discounts and other	208	0.1%	286	0.2%
Allowance for loan losses	1,308	1.0%	1,339	0.9%

Total	$131,284	100.00%	$152,021	100.00%

     Residential and Commercial Real Estate Loans. The Bank’s real estate loan portfolio includes loans on single family, two-to-four family dwellings, multi-family housing (over four units), and loans made for the development of unimproved real estate to be used for residential housing.

     The Bank has historically originated commercial real estate loans within its primary market area. The Bank either funded or purchased participation interests in various large commercial real estate projects, one of which was outside of its primary market area. See “ — Non-Performing Loans and Asset Classification” and “Subsidiary Activities.” Since 1984, the Bank has limited its commercial real estate lending activities to commercial real estate projects located in its primary market area, with the amount loaned limited to 15% of its net worth. See “— Nonperforming Loans and Asset Classification” and “Subsidiary Activities.” At December 31, 2004, the Bank had $26.0 million outstanding in commercial real estate loans, including $2.9 million in commercial construction loans. These loans are typically limited to owner-occupied financings.

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

     At December 31, 2004, the largest amount loaned by the Bank to one borrower was $2.3 million which was approximately 11% of the Holding Company’s stockholders’ equity.

     Construction Loans. Construction loans on residential properties are made primarily to builders and a significant percentage are made on a speculative basis. The maximum loan to value ratio generally is 80% of the appraisal value. Residential construction loans are typically made for one year. At December 31, 2004, the Bank had $14.5 million outstanding in residential construction loans, compared with $21.6 million in construction loans on residential properties outstanding at December 31, 2003. The Bank also offers construction loans on commercial and other properties. At December 31, 2004, total construction loans were $18.1 million. Approximately 59% of total construction loans were loans to builders for speculative construction loans.

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

     Commercial Business Loans. At December 31, 2004, there were approximately $10.8 million in commercial loans outstanding. The Bank will consider making these types of loans primarily in its local market area. Commercial business loans can pose the same increased risks posed by commercial real estate lending activity.

     Consumer Loans. The Bank makes various types of consumer loans, including the loans made for automobile loans, personal loans, educational loans and loans for home improvement or other purposes. At December 31, 2004 the Bank had $13.7 million outstanding in consumer loans.

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

     The sale of loans in the secondary mortgage market reduces the Bank’s risk that the interest rates it pays will escalate while holding long-term, fixed-rate loans in its portfolio and allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes. In connection with certain sales, the Bank provides servicing on the loans (i.e., collection of principal and interest payments) for which it receives a fee payable monthly of 1/4% to 3/8% per annum of the unpaid balance of each loan. These loan sales will continue as the Bank attempts to maintain its loan servicing base. As of December 31, 2004, the Bank was servicing loans for others aggregating approximately $67.3 million. Net servicing income for the years ended December 31, 2004 and 2003 was approximately $164,000 and $163,000, respectively.

     During the years ended December 31, 2004 and 2003, the Bank sold approximately $39.6 million and $76.1 million, respectively, in whole loans. As of December 31, 2004, the Bank had approximately $329,000 in commitments outstanding to package or sell additional loans.

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

     Loan Commitments. The Bank issues commitments to prospective borrowers to make loans conditioned upon the occurrence of certain events, which are honored for 60 days from approval with no additional fees required. The Bank charges a non-refundable commitment fee equal to 1% of the actual amount of committed funds on most single-family construction loans. The Bank had outstanding commitments to originate mortgage loans aggregating $22.8 million at December 31, 2004. Of these commitments, $22.0 million were for adjustable rate mortgages and $800,000 were for fixed-rate mortgages.

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

     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 2004, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, which may differ from realized maturites due to prepayments. Demand loans and overdrafts are reported as due in one year or less. The Bank does not have any loans with no stated schedule of repayments and no stated maturity.

		Due One Through	Due
	Due by	Five Years After	Five Years After
	December 31, 2005	December 31, 2005	December 31, 2005	Total
Real estate mortgage	$31,817,194	$24,205,286	$8,339,193	$64,361,673
Real estate construction	10,472,529	1,529,090	17,936	12,019,555
Commercial business loans	8,871,686	1,806,241	128,753	10,806,680
Consumer	3,520,427	9,663,023	525,232	13,708,682

Total	$54,681,836	$37,203,640	$9,011,114	$100,896,590

     The following table sets forth the dollar amount of all loans due after one year at December 31, 2004 which have predetermined interest rates and have floating or adjustable interest rates.

		Floating or
	Predetermined Rates	Adjustable Rates
Real estate mortgage	$32,243,316	$1,848,189
Commercial business loans	1,934,994	—
Consumer	10,188,255	—

Total	$44,366,565	$1,848,189

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

     The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated.

	At December 31,
		(Dollars in thousands)
	2004	2003	2002	2001	2000
Loans accounted for on a nonaccrual basis: (1)
Real Estate:
Residential	$422	$130	$788	$588	$2,036
Commercial	278	588	326	208	298
Consumer	26	10	56	71	37

Total	$726	$728	$1,170	$867	$2,371

Accruing loans which are contractually past due 90 days or more:
Real Estate:
Residential	$—	$226	$—	$—	$—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$226	$—	$—	$—

Total of nonaccrual and 90 days past due loans	$726	$954	$1,170	$867	$2,371

Percentage of total loans	0.73%	0.68%	0.98%	0.66%	1.56%

Percentage of total assets	0.35%	0.35%	0.54%	0.40%	1.03%

Other non-performing assets (2)	$599	$1,023	$1,609	$2,345	$1,420

(1)	Nonaccrual status denotes loans on which accrual of interest has been ceased in accordance with the guidelines discussed previously. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. The property is carried at the lower of its fair value less estimated costs of disposition or the investment balance of the related loan.

     Non-performing loans were $726,000 and $728,000 at December 31, 2004 and 2003. Other non-performing assets at December 31, 2004, were $599,000 million as compared to $1.0 million at December 31, 2003. The decrease in other non-performing assets is due to sales of real estate owned exceeding foreclosures.

     During the years ended December 31, 2004 and 2003, gross interest income of $8,941 and $22,889, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. The amount of interest income included in current income for these loans was $5,743 and $3,639 for the years ended December 31, 2004 and 2003, respectively.

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

     The following table presents an allociation of the allowance for loan losses by the categories indicated and the percentages that all loans in the category bear to total loans. This allocation is used by management to quantify its evaluation of the loan portfolio. Allocations are merely estimates and are subject to revisions and conditions change.

		Pecent of		Pecent of		Pecent of
		Loans in Each		Loans in Each		Loans in Each
		Category To		Category To		Category To
	Amount	Total Loans	Amount	Total Loans	Amount	Total loans
			December 31,
	2004		2003		2002
			(Dollars in thousands)
Real estate mortgage loans	$572	75.4%	$472	77.2%	$447	78.8%
Construction loans	258	10.9%	372	10.0%	349	9.7%
Other Loans	337	13.7%	623	12.8%	526	11.5%

Total	$1,167	100.0%	$1,467	100.0%	$1,322	100.0%

		Pecent of		Pecent of
		Loans in Each		Loans in Each
		Category To		Category To
	Amount	Total Loans	Amount	Total Loans
		December 31,
	2001		2000
	(Dollars in thousands)
Real estate mortgage loans	$589	78.4%	$547	80.3%
Construction loans	268	12.2%	289	11.1%
Other Loans	451	9.4%	503	8.6%

Total	$1,308	100.0%	$1,339	100.0%

     The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
Allowance for loan losses	2004	2003	2002	2001	2000
		(Dollars in thousands)
Balance at the beginning of period	$1,467	$1,322	$1,308	$1,339	$1,223

Loans Charged off:
Mortgage	699	767	505	1,803	308
Consumer	372	281	242	220	161

Total charge-offs	1,071	1,048	747	2,023	469

Total recoveries	(183)	(230)	(114)	(50)	(55)

Net loans charged-off	888	818	633	1,973	414

Provision for loan losses	588	963	647	1,942	530

Balance at end of period	$1,167	$1,467	$1,322	$1,308	$1,339

Ratio of net charge-off to average loans outstanding during the period	0.85%	0.70%	1.4%	0.28%	0.28%

For further information and for an analysis of the Bank’s allowances for loan and real estate losses, see Notes 3 and 4 of Notes to Consolidated Financial Statements.

Investment Activities

     Interest income from cash deposits and securities generally provides the second largest source of income for the Bank after interest on loans and loan servicing fees and other fees. At December 31, 2004, the Bank’s interest-bearing deposits, FHLB stock, and securities portfolio of approximately $89.0 million, excluding mortgage-backed securities, consisted primarily of interest-bearing bank deposits, U.S. government and agency obligations, corporate securities.

     Securities have been classified as available-for-sale based on management’s intent and ability. See Note 1 of Notes to Consolidated Financial Statements.

     The following table sets forth the carrying value of the Bank’s investment securities at the dates indicated.

	At December 31,
	2004	2003	2002
	(In thousands)
Securities available-for-sale:
U.S. Government and agency securities	$57,918	$74,595	$60,645
Mortgage-backed securities	31,106	8,729	14,655
Other securities	1	1	1

Total	$89,025	$83,325	$75,301

     The following table sets forth the scheduled maturities, amortized cost, estimated fair values and weighted average yields for the Bank’s securities available-for-sale at December 31, 2004.

	One Year Or Less		After One Through Five Years		After Five Through Ten Years
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
U.S. government and agency	$—	$—	$29,961	3.7%	$28,996	4.1%
Other securities(2)	—	—	—	—	1	—
Mortgage-backed securities (3)	—	—	2,925	5.1%	20,645	5.1

Total	$—	$—	$32,886	3.8%	$49,642	4.5%

	After Ten Years			Total
		Weighted		Estimated	Weighted
	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. government and agency	$—	—%	$58,957	$57,918	3.9%
Other securities(2)	—	—	1	1	—
Mortgage-backed securities (3)	7,891	4.4	31,461	31,106	4.9

Total	$7,891	4.4%	$90,419	$89,025	4.2%

(1)	Other securities includes the Bank’s investment in limited partnerships, at cost, of $1 whose sole purpose is to hold and operate real estate. The Bank has no loans to these real estate partnerships. These investments are not readily marketable.

(2)	Mortgage-backed securities are reflected in the above table based on their contractual maturity.

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

     As of December 31, 2004, the Bank’s total deposits were $180.0 million.

     The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2004.

Certificates
Maturity Period	of Deposit
(In thousands)
Three months or less	$23,964
Over three through six months	5,107
Over six through twelve months	9,373
Over twelve months	14,844

Total	$53,288

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

	Year Ended December 31,
	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate	Deposits	Rate
	(Dollars in thousands)
Non-interest bearing demand deposits	$12,033	—%	$8,795	—%	$8,381	—%
Interest bearing demand deposits	32,089	.3	28,775	.3	29,454	.6
Savings deposits	17,751	.3	16,957	.3	15,435	2.3
Time deposits	122,354	2.5	132,186	2.7	139,803	3.8

Total deposits	$184,227	1.7%	$186,713	2.0%	$193,073	3.0%

     For further information on deposits, see Note 6 of Notes to Consolidated Financial Statements.

     Subordinated Debt.On December 22, 2003, Pinnacle Bancshares, Inc. established Pinnacle Capital Trust I (“Trust”), a wholly-owned statutory business trust. Pinnacle Bancshares, Inc. is the sole sponsor of the Trust and acquired the Trust’s common securities for $93,000. The Trust was created for the exclusive purpose of issuing 30-year capital trust securities (“Trust Preferred Securities”) in the aggregate amount of $3,000,000 and using proceeds to purchase $3,093,000 of junior subordinated debentures (“Subordinated Debentures”) issued by Pinnacle

Bancshares. Inc. The sole assets of the Trust are Subordinated Debentures. Pinnacle Bancshares, Inc.’s $93,000 investment in the Trust is included in other assets in the accompanying consolidated balance sheet and the $3,093,000 obligation of Pinnacle Bancshares, Inc. is included in subordinated debt.

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

	At or for the
	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Amounts outstanding at end of period	$0	$700,000

Weighted average rate paid at period end	1.15%	1.30%

Maximum amount of borrowings outstanding at any month end	$10,000,000	$13,500,000

Approximate average amount outstanding for period	$1,548,000	$2,600,000

Approximate weighted average rate paid during period (1)	1.36%	1.31%

(1)	The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.

     For further information on the Bank’s borrowings, see Note 8 of Notes to Consolidated Financial Statements.

Selected Financial Ratios

     The following table sets forth selected financial ratios of the Holding Company for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Return on Assets (Net Income Divided By Average Total Assets)	0.8%	1.1%	0.9%
Return on Equity (Net Income Divided By Average Equity)	8.8%	12.4%	10.0%
Equity-to-Assets Ratio (Average Equity Divided By Average Total Assets)	9.3%	9.0%	9.2%
Dividend Payout Ratio (Dividends Declared Per Share Divided By Net Income Per Share)	39.0%	26.2%	32.8%

Liquidity and Rate Sensitivity

     The following table sets forth the maturity distribution of the Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2004, the Bank’s interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities) and the Bank’s cumulative interest rate sensitivity gap.

		Over One	Over Five
	One Year	Through	Through	Over
	or Less	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Interest-Earning Assets: (1)
Loans	$54,682	$37,204	$4,921	$4,090	$100,897
Securities	—	32,382	48,742	7,901	89,025
Interest bearing deposits	485	—	—	—	485

Total	$55,167	$69,586	$53,663	$11,991	$190,407

Interest-Bearing Liabilities:(2)
Deposits	$139,948	$39,938	$80	$—	$179,966
Subordinated debt	—	—	—	3,093	3,093
Borrowings	205	985	1,390	—	2,580

Total	$140,153	$40,923	$1,470	$3,093	$185,639

Interest Sensitivity Gap	$(84,986)	28,663	$52,193	$8,898	$4,768

Cumulative Interest Sensitivity Gap	$(84,986)	$(56,323)	$(4,130)	$4,768	$4,768

(1)	Fixed-rate loans are distributed based on their contractual maturity adjusted for projected or anticipated prepayments, and variable rate loans are distributed based on the interest rate reset date and contractual maturity adjusted for prepayments. Loan run-off and repricing assumes a constant prepayment rate based on coupon rate and maturity.

(2)	Passbook savings and demand deposits are presented in the earliest repricing period since amounts in these accounts are subject to withdrawal on demand. Savings certificates are distributed assuming no withdrawal prior to maturity

     Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and to provide funds for operations, as well as future acquisitions if they become available. Maintaining appropriate levels of liquidity allows the Holding Company to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. The Holding Company’s primary source of liquidity is dividends paid by the Bank, which actively manages both assets and liabilities to achieve its desired level of liquidity. Alabama law imposes restrictions on the amount of dividends that may be declared by the Bank. Further, any dividend payment by the Bank is subject to the continuing ability of the Bank to maintain compliance with federal regulatory capital requirements.

     The modeling techniques used by the Holding Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate increase applied to all interest earning assets and interest-bearing liabilities, the Holding Company would expect net losses in fair values of the equity in the underlying instruments of approximately ($177,000), ($127,000), and ($1,162,000), respectively. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate decrease the Holding Company would expect a net changes in projected net income for the first year of approximately $238,000,

($120,000), and ($1,127,000), respectively. This hypothetical is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

     The Company’s contractual obligations and commitments at December 31, 2004 are summarized in the accompanying tables.

	Contractual Obligations
		Over One	Over Three
	One Year	Through	Years Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Borrowed funds (1)	$205	$455	$530	$1,390	$2,580
Subordinated debt (1)	0	0	0	3,093	3,093
Operating leases	62	100	14	130	306

Certificates of deposits	82,308	23,048	16,889	81	122,326

Total	$82,575	$23,603	$17,433	$4,694	$128,305

(1)	Refer to notes 7 and 8 in the notes to consolidated financial statements for additional information about these obligations; including certain redemption features.

	Commitments
		Over One	Over Three
	One Year	Through	Years Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Lines of credit	$11,696	$1,691	$2,214	$5,692	$21,293
Letters of credit	1,551	9	0	0	1,560

Total	$13,247	$1,700	$2,214	$5,692	$22,853

Rate/Volume Analysis

     The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. The calculations are based on average month end balances during the respective periods. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rates (change in rate multiplied by old volume). Changes in rate-volume (change in rate multiplied by the change in volume) have been allocated to the volume and rate changes based upon the pro-rata amount that rate and volume are to their total change, before allocation of the rate/volume amount. Both interest income and interest expense decreased due to rate, a result of interest earning assets and interest bearing liabilities continuing to reprice downard due to the general lowering of interest rates which began in 2001.

	Year ended December			Year ended December
	2004 vs. 2003			2002 v/s 2003
	Increase (Decrease)			Increase (Decrease))
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Income:

Loans	$(836)	$(169)	$(1,005)	$(661)	$(564)	$(1,225)
Securities	238	96	334	237	(779)	(542)
Other interest-earning assets	9	12	21	(31)	(19)	(50)

Total interest earning assets	$(589)	$(61)	(650)	$(455)	$(1,362)	(1,817)

Interest Expense:
Deposits	$(98)	$(412)	$(510)	(130)	$(1,949)	$(2,079)
Borrowed funds & subordinated debt	69	52	121	(4)	5	1

Total interest-bearing liabilities	$(29)	$(360)	$(389)	$(134)	$(1,944)	$(2,078)

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

     Management considers the Bank’s branch network and reputation for financial strength and quality service as its major competitive advantage in attracting and retaining customers in its matket area. While the Bank is subject to competition from other financial institutions which have greater financial and marketing resources, and expects to be subject to additional competition from a new local financial institution which has commemced operations in 2004, management believes the Bank benefits by its community orientation and long standing customer relationships.

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

     Pursuant to Section 404 of the Sarbanes-Oxley Act, the Holding Company will be required under rules adopted by the SEC to include in its annual reports a report by management on the Holding Company’s internal control over financial reporting and an accompanying auditor’s report. In March 2005, the SEC extended the Section 404 compliance date for the Company and other non-accelerated filers. Under the extension, the Holding Company must begin to comply with these requirements for its fiscal year ending December 31, 2006.

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

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies, including the FDIC’s capital adequacy guidelines for state non-member banks. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements. See “—Capital Requirements.”

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

     The FDIC classifies insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. A “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An “adequately capitalized” bank is one that does not qualify as “well capitalized” but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” depending on the extent to which the bank’s capital levels are below these standards. A bank that fails within any of the three “undercapitalized” categories will be subject to certain severe regulatory sanctions under the FDIC prompt corrective action regulation. As of December 31, 2004, the Bank was categorized as “well-capitalized” by the FDIC.

     See Item 6, “Management’s Discussion and Analysis or Plan of Operation,” and Notes to Consolidated Financial Statements contained in the Holding Company’s Annual Report to Stockholders for the year ended December 31, 2004 (Exhibit No. 13) which is incorporated herein by reference.

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

     Check 21. The Check Clearing for the 21st Century Act, or “Check 21” as it is commonly known, became effective October 28, 2004. Check 21 facilitates check collection by creating a new negotiable instrument called a “substitute check,” which permits, but does not require, banks to replace original checks with substitute checks or information from the original check and process check information electronically. Banks that do use substitute checks must comply with certain notice and recredit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce the time between the deposit of a check in a bank and payment, especially in cases in which items were not already being delivered same-day or overnight.

Employees

     As of December 31, 2004, the Holding Company and the Bank had 88 full-time and 7 part-time employees.

     The employees are not represented by a collective bargaining agreement. The Holding Company and the Bank believe their employee relations are good.

Executive Officers of the Registrant

Name, Age and Position	Business Experience
Robert B. Nolen, Jr., 46 - President of the Holding Company and the Bank	Mr. Nolen joined the Bank in 1987 as First Vice President, Chief Financial Officer and Treasurer. Effective July 1, 1994, Mr. Nolen was appointed President and Chief Executive Officer of the Bank. As President of the Holding Company and Bank, Mr. Nolen is responsible for ensuring that the overall operations of the Holding Company and the Bank are carried out in accordance with the policies and procedures of the Board of Directors.

Mary Jo Gunter, 51- Vice President of the Holding Company and Senior Vice President - Banking Services of the Bank.	Ms. Gunter joined the Bank in September 1976 and has served in various lending related positions within the Bank. She is responsible for branch operations, personnel, loan servicing and other customer service areas.

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

Item 2. Description of Property

     The Holding Company’s principal executive offices and the Bank’s main office are located at 1811 Second Avenue, Jasper, Alabama. At December 31, 2004 the Bank maintained six branches in Jasper, Haleyville, Sumiton, Vestavia and Trussville, Alabama. The Haleyville branch is leased. The Bank also leases an administrative office in Jasper, Alabama, which is currently subleased to another financial institution.

     For further information on the Bank’s lease commitments, see Notes to Consolidated Financial Statements.

     The total net book value of the Bank’s investment in premises and equipment was $5,700,000 at December 31, 2004. See Notes to Consolidated Financial Statements for further information.

Item 3. Legal Proceedings

     The Holding Company and the Bank are parties to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims would not be material to the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Holding Company through a solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     The information contained under the section captioned “Management’s Discussion and Analysis” and “Market Price and Dividend Information” in the Holding Company’s Annual Report to Stockholders for the year ended December 31, 2004 (Exhibit No. 13), is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis or Plan of Operation

     The information contained in the section captioned “Management’s Discussion and Analysis” in the Annual Report to Stockholders for the year ended December 31, 2004 (Exhibit No. 13) is incorporated herein by reference.

Item 7. Financial Statements

     The financial statements contained in Exhibit No. 13 are incorporated herein by reference.

Item 8. Controls and Procedures

     The Holding Company carried out an evaluation, under the supervision and with the participation of the Holding Company’s management, including the Holding Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Holding Company’s disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Holding Company’s Principal Executive Officer and Principal Financial Officer concluded that the Holding Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Holding Company (including its consolidated subsidiaries) required to be included in the Holding Company’s periodic SEC filings.

     In addition, the Holding Company reviewed its internal controls. There has been no change in the Holding Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Holding Company’s internal control over financial reporting.

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed by the Holding Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the Holding Company’s management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures. Disclosure controls include internal controls that are designed to provide reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported.

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

Item 8B. Other Information

     In 2004, the Holding Company adopted a Code of Ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and/or controller, or persons performing similar functions. Effective March 31, 2005, the Board of Directors amended the Code of Ethics to delete references to equal employment matters and to include provisions relating to confidentiality, SEC and other reporting, and accounting complaints. The Code of Ethics, as amended, is attached as Exhibit 14 to this Form 10-KSB.

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

     Informaion regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Company will file the Proxy Statement not later than 120 days after December 31, 2004, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

     Information regarding audit committee financial compliance is omitted from this Report and the Holding Company will file the Proxy Statement not later than 120 days after December 31, 2004, and the information contained therein under “Proposal I— Election of Directors” is incorporated herein by reference.

     The Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and/or controller or persons performing similar functions.

Item 10. Executive Compensation

     The information contained under the section captioned “Proposal I — Election of Directors — Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Equity Compensation Plan Information

     The following table provides information as of December 31, 2004 with respect to the shares of the Holding Company’s common stock that may be issued under its existing equity compensation plan.

Number of
	Securities to be		Number of
	issued upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans
Equity Compensation Plans Approved by Stockholders(1)	70,366	$9.30	44,500

Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	70,366	$9.30	44,500

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

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation - Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-KSB for the six months ended December 31, 1996.

3.2	Bylaws - Incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-KSB for the six months ended December 31, 1996.

4	Form of Stock Certificate - Incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-KSB for the six months ended December 31, 1996.

10.1	Employment Agreement between the Registrant and Robert B. Nolen, Jr. - Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-11495)

10.2	Pinnacle Bank 1996 Stock Option and Incentive Plan - Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-11495)

13	Annual Report to Stockholders for the year ended December 31, 2004. Except for the portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed “filed” as part of this Report.

14	Code of Ethics, as amended

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Finanical Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14 . Principal Accountant Fees and Services

     The information required by this item is incorporated herin by reference to the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accountants ” of the Proxy Statement.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANCSHARES, INC.
Date: March 23, 2005	By:	/s/ Robert B. Nolen, Jr.
Robert B. Nolen, Jr., President
(Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert B. Nolen, Jr.	By:	/s/ James W. Cannon

	Robert B. Nolen, Jr.		James W. Cannon
	President and Chief Executive Officer		Director
	(Principal Executive Officer and Principal	Date:	March 23, 2005
Financial Officer)
Date:	March 23, 2005	By:	/s/ Max W. Perdue

Max W. Perdue
By:	/s/ Marie Guthrie		Director

	Marie Guthrie	Date:	March 23, 2005
Treasurer
	(Principal Accounting Officer)	By:	/s/ Greg Batchelor

Date:	March 23, 2005		Greg Batchelor
Director
By:	/s/ Albert H. Simmons	Date:	March 23, 2005

Albert H. Simmons
Date:	March 23, 2005	By:	/s/ J. T. Waggoner

J. T. Waggoner
By:	/s/ O. H. Brown		Director

	O. H. Brown	Date:	March 23, 2005
Director
Date:	March 23, 2005
By:	/s/ Sam W. Murphy

Sam W. Murphy
Director
Date:	March 23, 2005