Form 10QSB
period 2005-03-31
PINNACLE BANCSHARES INC
filed 2005-05-16
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark one)

☑ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes ☑ No ☐

     The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2005: 1,549,778 shares of common stock.

     Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☑

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2005	2004
ASSETS:
Cash and cash equivalents	$2,929,078	$3,451,046
Interest-bearing deposits in other banks	1,232,939	484,958
Securities available-for-sale	94,271,637	89,025,401
FHLB stock	415,500	417,000
Loans held for sale	861,699	1,206,322
Loans receivable, net of allowances for loan losses of $1,243,358 and $1,167,263 respectively	99,639,220	99,599,999
Real estate owned, net	558,680	598,642
Premises and equipment	5,650,109	5,723,120
Goodwill	306,488	306,488
Bank owned life insurance	4,872,358	4,797,758
Accrued interest receivable	1,191,027	1,254,307
Other assets	1,834,605	967,308

Total assets	$213,763,340	$207,832,349

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$187,293,323	$179,965,635
Subordinated debt	3,093,000	3,093,000
Borrowed funds	2,375,000	2,580,000
Official checks outstanding	1,082,056	1,103,521
Accrued interest payable	527,745	498,656
Other liabilities	774,139	677,107

Total liabilities	195,145,263	187,917,919

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 2,400,000 authorized; 1,821,780 issued at March 31, 2005 and December 31, 2004, respectively; 1,549,778 and 1,553,778 outstanding at March 31, 2005 and December 31, 2004, respectively.	18,218	18,218
Additional paid-in capital	8,418,897	8,418,897
Treasury shares, at cost (272,002 shares and 268,002 shares at March 31, 2005 and December 31, 2004, respectively)	(3,282,335)	(3,220,730)
Retained earnings	15,726,625	15,571,155
Accumulated other comprehensive loss, net of tax	(2,263,328)	(873,110)

Total stockholders’ equity	18,618,077	19,914,430

Total liabilities and stockholders’ equity	$213,763,340	$207,832,349

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended
	March 31,
	2005	2004
INTEREST REVENUE:
Interest on loans	$1,760,278	$1,856,306
Interest and dividends on securities	896,098	750,377
Other interest	33,482	10,646

	2,689,858	2,617,329
INTEREST EXPENSE:
Interest on deposits	922,800	777,890
Interest on borrowed funds	43,106	37,065
Interest on subordinated debentures	36,236	41,648

	1,002,142	856,603

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,687,716	1,760,726
PROVISION FOR LOAN LOSSES	156,000	147,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,531,716	1,613,726

NONINTEREST INCOME:
Fees and service charges on deposit accounts	188,424	228,944
Service fee income, net	39,548	40,893
Fees and charges on loans	31,019	53,378
Bank owned life insurance	74,600	70,714
Net gain (loss) on sale or write-down of:
Loans held for sale	113,857	135,555
Real estate owned	3,737	(9,835)
Securities available-for-sale	(3,750)	(78,304)

	447,435	441,345

NONINTEREST EXPENSE:
Compensation and benefits	862,709	856,445
Occupancy	275,319	255,974
Marketing and professional	89,334	58,078
Other	283,673	256,956

	1,511,035	1,427,453

INCOME BEFORE INCOME TAXES	468,116	627,618
INCOME TAX EXPENSE	142,061	208,939

NET INCOME	$326,055	$418,679

Basic earnings per share	$0.21	$0.27
Diluted earnings per share	$0.21	$0.26
Cash dividends per share	$0.11	$0.10
Weighted average basic shares outstanding	1,552,078	1,565,929
Weighted average diluted shares outstanding	1,586,786	1,612,176

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Equity

BALANCE, December 31, 2003
Comprehensive income:	1,800,813	$18,008	$8,219,941	$(2,743,245)	$14,508,277	$(571,785)	$19,431,196
Net income	0	0	0	0	418,679	0	418,679
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	541,744	541,744

Comprehensive income							960,423
Exercise of stock options	10,967	110	110,931	0	0	0	111,041
Repurchase of common stock (9,900 shares at cost)	0	0	0	(176,715)	0	0	(176,715)
Cash dividends declared ($.10 per share)	0	0	0	0	(156,368)	0	(156,368)

BALANCE, March 31, 2004	1,811,780	$18,118	$8,330,872	$(2,919,960)	$14,770,588	$(30,041)	$20,169,577

BALANCE, December 31, 2004	1,821,780	$18,218	$8,418,897	$(3,220,730)	$15,571,155	$(873,110)	$19,914,430
Comprehensive income:
Net income	0	0	0	0	326,055	0	326,055
Change in fair value of securities available- For-sale, net of tax	0	0	0	0	0	(1,390,218)	(1,390,218)

Comprehensive income							(1,064,163)
Repurchase of common stock (4,000 shares at cost)	0	0	0	(61,605)	0	0	(61,605)
Cash dividends declared ($.11 per share)	0	0	0	0	(170,585)	0	(170,585)

BALANCE, March 31, 2005	1,821,780	$18,218	$8,418,897	$(3,282,335)	$15,726,625	$(2,263,328)	$18,618,077

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC,

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	326,055	$418,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	122,731	120,863
Provision for loan losses	156,000	147,000
Accretion, net	(28,394)	(290,424)
Increase in cash surrender value of Bank owned life insurance	(74,600)	(70,714)
Net (gain) loss on sale or write down of:
Loans held for sale	(113,857)	(135,555)
Securities available-for-sale	3,750	78,304
Real estate owned and other assets	(3,737)	9,835
Proceeds from sale of loans	9,150,868	8,036,329
Loans originated for sale	(8,692,388)	(8,848,462)
Decrease in accrued interest receivable	63,280	380,874
(Increase) decrease in other assets	(14,728)	363,939
Increase (decrease) in accrued interest payable	29,089	(10,728)
Increase (decrease) in other liabilities	97,032	(396,050)

Net cash provided by (used in) operating activities	1,021,101	(196,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan originations	(229,069)	(481,094)
Net change in interest bearing deposits in other banks	(747,981)	(6,607,348)
Purchase of securities available-for-sale	(13,191,025)	(39,670,854)
Proceeds from the sale of securities available-for-sale	4,000,000	34,905,702
Proceeds from payments received on securities available-for-sale	1,661,110	11,713,167
Proceeds from sale of Federal Home Loan Bank stock	1,500	174,900
Purchase of premises and equipment	(49,720)	(162,254)
Proceeds from sales of real estate owned	143,083	289,678

Net cash (used in) provided by investing activities	(8,412,102)	161,897

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in passbook, NOW and money market deposit accounts	1,174,772	1,021,266
Proceeds from sales of time deposits	9,313,132	7,073,504
Payments on maturing time deposits	(3,160,216)	(6,455,378)
Decrease in borrowed funds	(205,000)	(885,000)
Decrease in official checks outstanding	(21,465)	(200,194)
Proceeds from the exercise of stock options	0	111,041
Repurchase of common stock	(61,605)	(176,715)
Payments of cash dividends	(170,585)	(156,368)

Net cash provided by financing activities	6,869,033	332,156

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(521,968)	297,943

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,451,046	3,519,377

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,929,078	$3,817,320

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits and borrowed funds	$973,053	$867,331
Cash payments for income taxes	100,000	0
Real estate acquired through foreclosure	99,384	262,366

See accompanying notes to these condensed consolidated financial statements.

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

In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three month periods ended March 31, 2005, are not necessarily indicative of the results of operations which may be expected for the entire year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company’s audited consolidated financial statements.

2. EARNINGS PER SHARE:

The following table represents the earnings per share calculations for the three period ended March 31, 2005 and 2004:

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
March 31, 2005
Basic earnings per share	$326,055	1,552,078	$0.21

Dilutive securities		34,708

Diluted earnings per share	$326,055	1,586,786	$0.21

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
March 31, 2004
Basic earnings per share	$418,679	1,565,929	$0.27

Dilutive securities		46,247

Diluted earnings per share	$418,679	1,612,176	$0.26

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

4. RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Due to the recognition and measurement provisions being suspended and the final rule delayed, the Company is not able to determine whether the adoption of these new provisions will have a material impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, (Accounting for Stock-Based Compensation). This statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after December 15, 2005. The Company is currently evaluating the provisions of SFAS No. 123R and will adopt it on January 1, 2006 as required.

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

Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of March 31, 2005, ultimate losses may vary from estimations.

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

Comparison of Financial Condition as of December 31, 2004 and March 31, 2005: Total assets were $213.8 million at March 31, 2005, compared to $207.8 million at December 31, 2004. Net loans receivable were $99.6 million at March 31, 2005 and December 31, 2004. Total securities available-for-sale increased $5.3 million, to $94.3 million March 31, 2005,compared to $89.0 million at December 31, 2004.

At March 31, 2005, the investment portfolio of $94.3 million consisted primarily of U. S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as “available-for-sale,” which is carried at fair value with the unrealized gains/losses reflected directly in stockholders’ equity, net of taxes. During the three months ended March 31, 2005, the Bank sold $4.0 million in agency securities. Net losses of $3,750 were realized on these sales. The proceeds from these sales of securities available-for-sale, combined with the proceeds from loan principal repayments and proceeds from sales of deposits, were used by the Bank to purchase $13.2 million in agency securities with an average yield of 4.34%.

Total deposits increased $7.3 million, to $187.3 million at March 31, 2005, from $180.0 million at December 31, 2004. This increase was primarily due to an increase in time deposits of $6.1 million and an increase in NOW and money market deposit accounts of $1.2 million.

On December 22, 2003, the Company established Pinnacle Capital Trust I (the “Trust”), a wholly-owned statutory business trust. The Company is the sole sponsor of the trust and owns $93,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $3,000,000 and using proceeds from the issuance of the common and preferred securities to purchase $3,093,000 of junior subordinated debentures (“Subordinated Debentures”) issued by the Company. The sole assets of the Trust are the Subordinated Debentures. The Company’s investment in the Trust is included in other assets in the accompanying consolidated balance sheet at March 31, 2005 and the $3,093,000 obligation of the Company is included in subordinated debt.

Stockholders’ equity decreased from $19.9 million at December 31, 2004, to $18.6 million at March 31, 2005. This decrease was primarily attributable to a $1.4 million decrease in the market value of the Company’s available-for-sale securities portfolio, which is marked to fair value based on prevailing interest rates. The interest rate risk in the Company’s portfolio is monitored closely.

Results of Operations-Comparison of the Three-Months Ended March 31, 2005 and 2004: For the three-months ended March 31, 2005, net income was $326,000, compared with net income of $419,000 for the three months ended March 31, 2004. The decrease in net income for the three months ended March 31, 2005 was primarily attributable to an increase in interest expense on deposits of approximately $145,000. This increase was primarily attributable to an increase in the average balance of interest bearing deposits of $4.7 million.

The net interest margin was 3.40% for the three-months ended March 31, 2005, compared to 3.70% for the three- months ended March 31, 2004, respectively. The yield on interest-earning assets increased from approximately 5.46% in the three-month periods ended March 31, 2004 to approximately 5.47% in the three-month period ended at March 31, 2005. These increases were due to increases in market interest rates as well as an increase in the average balance of interest earning assets. The cost of funds was 2.18% at March 31, 2005, compared to 1.77% at March 31, 2004.

Net interest income before the provision for loan losses for the three months ended March 31, 2005, was $1,687,716 compared with $1,760,726 in the same period last year. The decrease was primarily due to increases in interest expense on deposits and borrowed funds of $146,000. This increase was offset by a increase in interest revenue of $73,000 for the three months ended March 31, 2005, respectively, compared with the same periods last year.

Provisions for loan losses are made to maintain the allowance for loan losses at adequate levels. The allowance for loan losses reflects management’s estimates, which take into account historical experience, the amount of non-performing loans, collateral values and general economic conditions. The provision for loan losses was $156,000 for the three-months ended March 31, 2005, compared to $147,000 for the three-months ended March 31, 2004. It is management’s opinion that the allowance for loan losses at March 31, 2005 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank’s exposure to losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.

Net interest income after the provision for loan losses for the three months ended March 31, 2005, was $1,531,716 compared with $1,613,726 in the same period last year.

Non-interest income, which includes fees and service charges, income from real estate operations, the sale of loans, bank owned life insurance and other income, increased $6,000 in the three-month period ended March 31, 2005, as compared to the three-month period ended March 31, 2004. This increase was due primarily to a decrease in the loss on sale of securities available-for-sale and other real estate owned of $88,000. These increases were off set by a decrease in net gain on sale of loans held for sale of $22,000, a decrease in fees and service charges on deposit accounts of $41,000 and a decrease in all other non-interest income of $19,000.

Non-interest expense increased $84,000 in the three-month period ended March 31, 2005, as compared to the corresponding prior year period. This was primarily a result of an increase in occupancy expense of $19,000, an increase in marketing and professional expense of $31,000, and an increase in all other non-interest expense of $34,000.

Asset/Liability Management: The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate increase applied to all interest- earning assets and interest-bearing liabilities, the Company would expect net losses in fair value of the equity in the underlying instruments of approximately ($505,000), ($1,009,000) and ($2,074,000) respectively. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate decrease, the Company would expect net changes in projected net income for the first year of approximately $727,000, $1,371,000 and $1,255,000, respectively. This hypothetical is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

The rate environment is a function of the monetary policy of the Federal Reserve Board (“FRB”). The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of monetary policy going forward. The FRB began to increase the targeted level for the federal funds rate in June 2004 after reaching an all-time low of 1.00% in mid-2003. The targeted fed funds rate increased at each Federal Open Market Committee meeting by 25 basis points and ended the first quarter of 2005 at 2.80%. Although each FRB rate increase becomes more challenging to offset, the ability to delay deposit rate increases and less aggressive repricing of the maturing certificate of deposit portfolio has allowed the Company to offset the negative impact of recent FRB rate movements. Although management believes that the Company’s operating results are not significantly affected by changes in interest rates over an extended period of time, the continued flattening of the yield curve is expected to exert downward pressure on the net interest margin and net interest income. The Company is most impacted at this time by the increase in short term interest rates which continues to put upward pressure on transaction deposit rates and short term borrowings from the Federal Home Loan Bank (FHLB”) of Atlanta. Under traditional measures of interest rate gap positions, the Company is moderately liability sensitive in the short-term.

Changes in interest rates can affect loans and other interest-earning assets, including the Bank’s investment portfolio. A significant change in interest rates could have a negative impact on the Company’s operating income and portfolio market value.

Stock Repurchases: The following table details purchases under the Company’s stock repurchase program during the three-months ended March 1, 2005.

	Total		Total Number of	Maximum Number
	Number		Shares Purchased	of Shares that May
	of Shares	Average Price	As Part of Publicly	Yet Be Purchased
Period	Purchased	Paid per Share	Announced Programs	Under the Programs
January 1-31, 2005	3,000	$15.47	3,000	2,400

February 1-28, 2005	0	0	0	0

March 1-31, 2005	1,000	$15.19	1,000	1,400

Total	4,000	$15.40	4,000	1,400

On April 25, 2003, the Company announced a stock repurchase program to acquire up to 80,000 shares of common stock. As of March 31, 2005, the Company had repurchased 78,600 shares at an average price of $14.75 per share. On June 10, 2004, the Company announced a supplemental stock repurchase program to acquire an additional 5% of the Company’s outstanding shares outstanding upon completion of its current repurchase program, or 77,169 shares. This program supplements the Company’s current repurchase program. The repurchase programs are dependent upon market conditions and other requirements, and there is no guarantee as to the exact number of shares to be repurchased by the Company.

Capital Resources: Historically, funds provided by operations, mortgage loan principal repayments, deposits and short-term borrowings have been the Bank’s principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowing sources. At March 31, 2005, the Bank’s total loan commitments, including construction loans in process, unused lines of credit and letter of credits, were approximately $24.9 million. Management believes that the Bank’s liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At March 31, 2005, the Company and the Bank exceeded all regulatory capital requirements.

Item 3. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, the Holding Company will be required under rules adopted by the SEC to include in its annual reports a report by management on the Holding Company’s internal control over financial reporting and an accompanying auditor’s report. In March 2005, the SEC extended the Section 404 compliance date for the Company and other non-accelerated filers. Under the extension, the Holding Company must begin to comply with these requirements for its fiscal year ending December 31, 2006. The Company expects that Section 404 compliance will significantly increase its regulatory compliance costs.

PART II – OTHER INFORMATION

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

PINNACLE BANCSHARES, INC

DATE: May 16, 2005	BY:	/s/ Robert B. Nolen Jr.

Robert B. Nolen, Jr. President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Marie Guthrie

Marie Guthrie
Treasurer
(Principal Accounting Officer)