Form 10QSB
period 2005-06-30
PINNACLE BANCSHARES INC
filed 2005-08-15
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark one)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from                                          to
Commission file number 1-12707
Pinnacle Bancshares, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of	72-1370314 (I.R.S. Employer
Incorporation or Organization)	Identification No.)
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
Yes ☑ No ☐
     The number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2005: 1,548,478 shares of common stock.
     Transitional Small Business Disclosure Format (check one):
Yes☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2005	2004
ASSETS:
Cash and cash equivalents	$3,729,708	$3,451,046
Interest-bearing deposits in other banks	1,484,860	484,958
Securities available-for-sale	94,421,814	89,025,401
FHLB stock	640,500	417,000
First National Bankers Bancshares, stock	525,000	0
Loans held for sale	1,579,842	1,206,322
Loans receivable, net of allowances for loan losses of $1,313,567 and $1,167,263 respectively	103,471,303	99,599,999
Real estate owned, net	527,784	598,642
Premises and equipment	5,633,970	5,723,120
Goodwill	306,488	306,488
Bank owned life insurance	4,946,958	4,797,758
Accrued interest receivable	1,307,289	1,254,307
Other assets	996,152	967,308

Total assets	$219,571,668	$207,832,349

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$187,358,178	$179,965,635
Subordinated debt	3,093,000	3,093,000
Borrowed funds	6,475,000	2,580,000
Official checks outstanding	1,180,388	1,103,521
Accrued interest payable	664,712	498,656
Other liabilities	729,623	677,107

Total liabilities	199,500,901	187,917,919

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 2,400,000 authorized; 1,827,813 and 1,821,780 issued at June 30, 2005 and December 31, 2004, respectively; 1,548,478 and 1,553,778 outstanding at June 30, 2005 and December 31, 2004, respectively.	18,278	18,218
Additional paid-in capital	8,479,921	8,418,897
Treasury shares, at cost (279,335 shares and 268,002 shares at June 30, 2005 and December 31, 2004, respectively)	(3,386,586)	(3,220,730)
Retained earnings	15,962,929	15,571,155
Accumulated other comprehensive loss, net of tax	(1,003,775)	(873,110)

Total stockholders’ equity	20,070,767	19,914,430

Total liabilities and stockholders’ equity	$219,571,668	$207,832,349

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
INTEREST REVENUE:
Interest on loans	$1,845,037	$1,847,269	$3,605,315	$3,703,575
Interest and dividends on securities	953,230	840,562	1,849,328	1,590,939
Other interest	16,100	4,793	49,582	15,439

	2,814,367	2,692,624	5,504,225	5,309,953
INTEREST EXPENSE:
Interest on deposits	1,011,299	778,888	1,934,099	1,556,778
Interest on borrowed funds	47,337	53,096	90,443	94,744
Interest on subordinated debentures	36,117	31,695	72,353	68,760

	1,094,753	863,679	2,096,895	1,720,282

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,719,614	1,828,945	3,407,330	3,589,671
PROVISION FOR LOAN LOSSES	147,000	147,000	303,000	294,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,572,614	1,681,945	3,104,330	3,295,671

NONINTEREST INCOME:
Fees and service charges on deposit accounts	227,825	260,297	416,249	489,241
Service fee income, net	38,074	41,352	77,622	82,245
Fees and charges on loans	37,394	61,658	68,413	115,036
Bank owned life insurance	74,600	70,714	149,200	141,428
Net gain (loss) on sale or write-down of:
Loans held for sale	93,290	191,308	207,147	326,863
Real estate owned	(2,113)	(7,571)	1,624	(17,406)
Securities available-for-sale	0	0	(3,750)	(78,304)

	469,070	617,758	916,505	1,059,103

NONINTEREST EXPENSE:
Compensation and benefits	824,377	864,361	1,687,086	1,720,806
Occupancy	270,042	257,958	545,361	513,932
Marketing and professional	91,769	59,313	181,103	117,391
Other	260,333	276,905	544,006	533,861

	1,446,521	1,458,537	2,957,556	2,885,990

INCOME BEFORE INCOME TAXES	595,163	841,166	1,063,279	1,468,784
INCOME TAX EXPENSE	188,394	288,045	330,455	496,984

NET INCOME	$406,769	$553,121	$732,824	$971,800

Basic earnings per share	$0.26	$0.35	$0.47	$0.62
Diluted earnings per share	$0.26	$0.35	$0.46	$0.60
Cash dividends per share	$0.11	$0.11	$0.22	$0.21
Weighted average basic shares outstanding	1,549,222	1,564,744	1,550,775	1,565,336
Weighted average diluted shares outstanding	1,577,604	1,601,848	1,581,292	1,607,012
See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Equity

BALANCE, December 31, 2003	1,800,813	$18,008	$8,219,941	$(2,743,245)	$14,508,277	$(571,785)	$19,431,196
Comprehensive income:
Net income	0	0	0	0	971,800	0	971,800
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	(1,238,573)	(1,238,573)

Comprehensive income							(266,773)
Exercise of stock options	15,967	160	154,943	0	0	0	155,103
Repurchase of common stock (28,900 shares at cost)	0	0	0	(463,917)	0	0	(463,917)
Cash dividends declared ($.21 per share)	0	0	0	0	(328,372)	0	(328,372)

BALANCE, June 30, 2004	1,816,780	$18,168	$8,374,884	$(3,207,162)	$15,151,705	$(1,810,358)	$18,527,237

BALANCE, December 31, 2004	1,821,780	$18,218	$8,418,897	$(3,220,730)	$15,571,155	$(873,110)	$19,914,430
Comprehensive income:
Net income	0	0	0	0	732,824	0	732,824
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	(130,665)	(130,665)

Comprehensive income							602,159
Exercise of stock options	6,033	60	61,024				61,084
Repurchase of common stock (11,333 shares at cost)	0	0	0	(165,856)	0	0	(165,856)
Cash dividends declared ($.22 per share)	0	0	0	0	(341,050)	0	(341,050)

BALANCE, June 30, 2005	1,827,813	$18,278	$8,479,921	$(3,386,586)	$15,962,929	$(1,003,775)	$20,070,767

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$732,824	$971,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	247,694	244,428
Provision for loan losses	303,000	294,000
Accretion, net	(57,971)	(313,086)
Increase in cash surrender value of Bank owned life insurance	(149,200)	(141,428)
Net (gain) loss on sale or write down of:
Loans held for sale	(207,147)	(326,863)
Securities available-for-sale	3,750	78,304
Real estate owned and other assets	(1,624)	17,406
Proceeds from sale of loans	15,641,546	21,741,928
Loans originated for sale	(15,807,919)	(20,954,572)
(Increase) decrease in accrued interest receivable	(52,982)	36,145
Increase in other assets	(107,929)	(779,858)
Increase in accrued interest payable	166,058	75,360
Increase in other liabilities	52,516	963,254

Net cash provided by operating activities	762,616	1,906,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan (originations) repayments	(4,225,273)	1,383,900
Net change in interest bearing deposits in other banks	(999,902)	(827,702)
Purchase of securities available-for-sale	(13,191,025)	(53,670,854)
Proceeds from the sale of securities available-for-sale	4,000,000	34,905,702
Proceeds from payments received on securities available-for-sale	3,667,677	13,207,435
Purchase of Federal Home Loan Bank stock	(225,000)	0
Proceeds from sale of Federal Home Loan Bank stock	1,500	174,900
Purchase of First National Bankers Bancshares, Inc. stock	(525,000)	0
Purchase of premises and equipment	(158,544)	(301,666)
Proceeds from sales of real estate owned	253,025	860,538

Net cash used in investing activities	(11,402,542)	(4,267,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in passbook, NOW and money market deposit accounts	1,336,000	2,066,903
Proceeds from sales of time deposits	14,079,769	10,619,777
Payments on maturing time deposits	(8,023,226)	(10,852,396)
Increase in borrowed funds	3,895,000	615,000
Increase in official checks outstanding	76,867	100,735
Proceeds from the exercise of stock options	61,084	155,103
Repurchase of common stock	(165,856)	(463,917)
Payments of cash dividends	(341,050)	(328,372)

Net cash provided by financing activities	10,918,588	1,912,833

NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS	278,662	(448,096)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,451,046	3,519,377

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,729,708	$3,071,281

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits, borrowed funds, and subordinated debentures	$1,930,839	$1,644,922
Cash payments for income taxes	380,013	570,000
Real estate acquired through foreclosure	180,543	361,104
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
In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the six-month periods ended June 30, 2005, are not necessarily indicative of the results of operations which may be expected for the entire year.
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

2. EARNINGS PER SHARE:
The following table represents the earnings per share calculations for the three and six-month periods ended June 30, 2005 and 2004:

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
June 30, 2005
Basic earnings per share	$406,769	1,549,222	$0.26

Dilutive securities		28,382

Diluted earnings per share	$406,759	1,577,604	$0.26

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
June 30, 2004
Basic earnings per share	$553,121	1,564,744	$0.35

Dilutive securities		37,104

Diluted earnings per share	$553,121	1,601,848	$0.35

			Per
			Share
For The Six Months Ended	Net Income	Shares	Amount
June 30, 2005
Basic earnings per share	$732,824	1,550,775	$0.47

Dilutive securities		30,517

Diluted earnings per share	$732,824	1,581,292	$0.46

			Per
			Share
For The Six Months Ended	Net Income	Shares	Amount
June 30, 2004
Basic earnings per share	$971,800	1,565,336	$0.62

Dilutive securities		41,676

Diluted earnings per share	$971,800	1,607,012	$0.60

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
On March 25, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides guidance regarding the valuation of share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R).

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
Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of June 30, 2005, ultimate losses may vary from estimations.
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
Comparison of Financial Condition as of December 31, 2004 and June 30, 2005: Total assets were $219.6 million at June 30, 2005, compared to $207.8 million at December 31, 2004. Net loans receivable increased $3.9 million, to $103.5 million at June 30, 2005, compared to $99.6 million at December 31, 2004. This increase was due primarily to an increase in commercial and industrial loans of approximately $3.7 million. Total securities available-for-sale increased $5.4 million, to $94.4 million at June 30, 2005, compared to $89.0 million at December 31, 2004.
At June 30, 2005, the investment portfolio of $94.4 million consisted primarily of U. S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as “available-for-sale,” which is carried at fair value with the unrealized gains/losses reflected directly in stockholders’ equity, net of taxes. During the six months ended June 30, 2005, the Bank sold $4.0 million in agency securities. Net losses of $3,750 were realized on these sales. The proceeds from these sales of securities available-for-sale, combined with the proceeds from loan principal repayments and proceeds from sales of deposits, were used by the Bank to purchase $13.2 million in agency securities with an average yield of 4.34%.
Total deposits increased $7.4 million, to $187.4 million at June 30, 2005, from $180.0 million at December 31, 2004. This increase was primarily due to an increase in time deposits of $6.1 million and an increase in NOW and money market deposit accounts of $1.3 million. This increase was due to more competitive rates.
On December 22, 2003, the Company established Pinnacle Capital Trust I (the “Trust”), a wholly-owned statutory business trust. The Company is the sole sponsor of the trust and owns $93,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $3,000,000 and using proceeds from the issuance of the common and preferred securities to purchase $3,093,000 of junior subordinated debentures (“Subordinated Debentures”) issued by the Company. The sole assets of the Trust are the Subordinated Debentures. The Company’s investment in the Trust is included in other assets in the accompanying consolidated balance sheet at June 30, 2005 and the $3,093,000 obligation of the Company is included in subordinated debt.
During the six-months ended June 30, 2005, the Bank periodically borrowed funds on a short-term basis from the Federal Home Loan Bank of Atlanta (“FHLB”). The proceeds from FHLB borrowings, along with proceeds from, loan repayments, were used to funds lending activities. The maximum amount outstanding during the six-months ended June 30, 2005 was $7.3 million and the average balance outstanding was $96,000.
Stockholders’ equity increased from $19.9 million at December 31, 2004, to $20.1 million at June 30, 2005.
Results of Operations-Comparison of the Three and Six-Months Ended June 30, 2005 and 2004: For the three-months ended June 30, 2005, net income was $407,000 compared with net income of $553,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, net income was $733,000, compared with net income of $972,000 for the six months ended June 30, 2004. The decrease in net income was due in part to a decrease in the Company’s net interest margin due to increases in short-term market interest rates. As market rates increased during the six months ended June 30, 2005, the Company’s cost of funds increased more rapidly than rates on loans and investments. As a result the Company’s net interest margin was 3.50% for the six months ended June 30, 2005, compared to 3.69% for the six months ended June 30, 2004.
The net interest margin was 3.50% for the three and six months ended June 30, 2005, compared to 3.71% and 3.69% for the for the three and six months ended June 30, 2004, respectively. As market rates increased during the three and six months period ended June 30, 2005, the Company’s cost of funds increased more rapidly than rates on loans and investments. The yield on interest-earning assets increased from approximately 5.46% in the three and six months period ended June 30, 2004 to approximately 5.70% and 5.59% in the three and six months period ended June 30, 2005. These increases were due to increases in market interest rates as well as an increase in the average balance of interest earning assets. The cost of funds increased from approximately 1.76% at June 30, 2004, to approximately 2.34% at June 30, 2005, due to increases in market rates.
Net interest income before the provision for loan losses for the three months ended June 30, 2005, was $1,720,000 compared with $1,829,000 in the same period last year. Net interest income before the provision for loan losses for the six months ended June 30, 2005, was $3,407,000 compared with $3,590,000 in the same period last year. The decreases were primarily due to increases in interest expense on deposits of $232,000 and $377,000 for the three and six months ended June 30, 2005, respectively. These increases were offset by an increase in interest revenue of $122,000 and $194,000 for the three and six months ended June 30, 2005, respectively, compared with the same periods last year.
Provisions for loan losses are made to maintain the allowance for loan losses at adequate levels. The allowance for loan losses reflects management’s estimates, which take into account historical experience, the amount of non-performing loans, collateral values and general economic conditions. The provision for loan losses was $147,000 and $303,000 for the three and six months ended June 30, 2005, respectively, compared to $147,000 and $294,000 for the three and six months ended June 30, 2004, respectively. It is management’s opinion that the allowance for loan losses at June 30, 2005 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank’s exposure to losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.
Net interest income after the provision for loan losses for the three months ended June 30, 2005, was $1,573,000 compared with $1,682,000 in the same period last year. Net interest income after the provision for loan losses for the six months ended June 30, 2005, was $3,104,000 compared with $3,296,000 in the same period last year.
Non-interest income, which includes fees and service charges, income from real estate operations, the sale of loans, bank owned life insurance and other income, decreased $149,000 in the three-month period ended June 30, 2005, as compared to the three-month period ended June 30, 2004. This decrease was due primarily to a decrease in the net gain on sale of loans held for sale of $98,000, a decrease in fees and service charges on deposit accounts of $32,000, and a decrease in fees and service charges on loan of $24,000. These decreases were offset by an increase in all other non-interest income of $5,000. Non-interest income decreased $143,000 in the six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004. This decrease was due primarily to a decrease in the net gain on sale of loans held for sale of $120,000 due to a 25% decrease in originations of mortgage loans held for sale, a decrease in fees and service charges on deposit accounts of $73,000, due to a decline in insufficient funds fees, and a decrease in fees and service charges on loan of $47,000. These decreases were offset by a decrease in the loss on sale of securities available-for-sale of $75,000, and a decrease in the loss on sale of real estate owned of $19,000 and an increase in all other non-interest income of $3,000.
Non-interest expense decreased $12,000 in the three-month period ended June 30, 2005, as compared to the corresponding prior year period. This was primarily a result of a decrease in compensation and benefits of $40,000, which was due in part to a reduction in the number of employees, and a decrease in all other non-interest expense of $16,000 and was offset by an increase in occupancy expense of $12,000, and an increase in marketing and professional expense of $32,000. Non-interest expense increased $72,000 in the six-month period ended June 30, 2005, as compared to the corresponding prior year period. This was primarily a result of an increase in marketing and professional expense of $64,000, an increase in occupancy expense of $31,000 and an in increase in all other non-interest expense of $11,000. These decreases were offset by a decrease in compensation and benefits of $34,000.
Asset/Liability Management: The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate increase applied to all interest- earning assets and interest-bearing liabilities, the Company would expect net losses in fair value of the equity in the underlying instruments of approximately ($172,000), ($468,000) and

($1,173,000) respectively. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate decrease, the Company would expect net changes in projected net income for the first year of approximately $678,000, $748,000 and $463,000, respectively. This hypothetical is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.
The rate environment is a function of the monetary policy of the Federal Reserve Board (“FRB”). The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of monetary policy going forward. The FRB began to increase the targeted level for the federal funds rate in June 2004 after reaching an all-time low of 1.00% in mid-2003. The targeted fed funds rate increased at each Federal Open Market Committee meeting by 25 basis points and ended the second quarter of 2005 at 3.25%. Each FRB rate increase becomes more challenging to offset. The ability to delay deposit rate increases and less aggressive repricing of the maturing certificate of deposit portfolio has allowed the Company to offset the negative impact of recent FRB rate movements. Although management believes that the Company’s operating results are not significantly affected by changes in interest rates over an extended period of time, the continued flattening of the yield curve is expected to exert downward pressure on the net interest margin and net interest income. The Company is most impacted at this time by the increase in short term interest rates which continues to put upward pressure on transaction deposit rates and short term borrowings from the Federal Home Loan Bank (FHLB”) of Atlanta. Under traditional measures of interest rate gap positions, the Company is moderately liability sensitive in the short-term. Changes in interest rates can affect loans and other interest-earning assets, including the Bank’s investment portfolio. A significant change in interest rates could have a negative impact on the Company’s operating income and portfolio market value.
Stock Repurchases: The following table details purchases under the Company’s stock repurchase programs during the three and six-months ended June 30, 2005.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	As Part of Publicly	Yet Be Purchased
Period	Purchased	Paid per Share	Announced Programs	Under the Programs
January 1—31, 2005	3,000	$15.47	3,000	79,569

February 1—28, 2005	0	0	0	0

March 1—31, 2005	1,000	$15.19	1,000	78,569

April 1—30, 2005	0	0	0	0

May 1—31, 2005	2,400	$14.27	1,300	76,169

June 1—30, 2005	4,933	$14.31	100	71,236

Total	11,333	$14.64	5,400	71,236

On April 25, 2003, the Company announced a stock repurchase program to acquire up to 80,000 shares of common stock. On May 23, 2005 the Company completed this stock repurchase plan by repurchasing 80,000 shares at an average price of $14.74 per share. On June 10, 2004, the Company announced a supplemental stock repurchase program to acquire an additional 5% of the Company’s outstanding shares outstanding upon completion of its current repurchase program, or 77,169 shares. As of June 30, 2005, had repurchased 5,933 shares at an average price of $14.20 per share. The repurchase programs are dependent upon market conditions and other requirements, and there is no guarantee as to the exact number of shares to be repurchased by the Company.
Capital Resources: Historically, funds provided by operations, mortgage loan principal repayments, deposits and short-term borrowings have been the Bank’s principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowing sources. At June 30, 2005, the Bank’s total loan commitments, including construction loans in process, unused lines of credit and letter of credits, were approximately $26.9 million. Management believes that the Bank’s liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At June 30, 2005, the Company and the Bank exceeded all regulatory capital requirements.

Item 3. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
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

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding the Company’s purchases of equity securities is described on page 12 under Item 2. “Management’s Discussion and Analysis or Plan of Operation.”
Item 4. Submission of Matters to a Vote of Security Holders
On May 25, 2005, the Company held its Annual Meeting of Stockholders at which the following Matters were considered and Vote on.
PROPOSAL I—ELECTION OF DIRECTORS

NOMINEES	FOR	WITHHELD	TERM
O. H. Brown	1,254,298	86,696	2008
Sam W. Murphy	1,293,407	47,587	2008
A1 H. Simmons	1,306,537	34,457	2008
     There were no abstentions or broker non-votes.
     PROPOSAL II—RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS
Ratification of the appointment of KPMG, LLP as independent auditors of the Company for the fiscal year ending December 31, 2005.

FOR	AGAINST	ABSTAIN
1,328,857	4,086	8,051
There were no broker non-votes.
ITEM 5. Other Information
Effective April 22, 2005, the term of the employment agreement of Robert B. Nolen, Jr., the President and Chief Executive Officer of the Company and Pinnacle Bank, was extended through April 22, 2008, upon the same terms and conditions as his current employment.
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

PINNACLE BANCSHARES, INC
DATE: August 15, 2005	BY:	/s/ Robert B. Nolen Jr.
Robert B. Nolen, Jr.
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Marie Guthrie
Marie Guthrie
Treasurer (Principal Accounting Officer)