Form 10QSB
period 2005-09-30
PINNACLE BANCSHARES INC
filed 2005-11-14
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark one)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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
Yes ☑           No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
     The number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2005: 1,543,578 shares of common stock.
     Transitional Small Business Disclosure Format (check one):
Yes ☑           No ☐

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2005	2004
ASSETS:
Cash and cash equivalents	$3,934,105	$3,451,046
Interest-bearing deposits in other banks	1,740,797	484,958
Securities available-for-sale	89,979,368	89,025,401
FHLB stock	507,300	417,000
First National Bankers Bancshares, stock	525,000	0
Loans held for sale	1,737,477	1,206,322
Loans receivable, net of allowances for loan losses of $1,296,700 and $1,167,263 respectively	105,780,135	99,599,999
Real estate owned, net	969,041	598,642
Premises and equipment	5,627,771	5,723,120
Goodwill	306,488	306,488
Bank owned life insurance	5,021,557	4,797,758
Accrued interest receivable	1,274,311	1,254,307
Other assets	1,560,794	967,308

Total assets	$218,964,144	$207,832,349

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$191,384,187	$179,965,635
Subordinated debt	3,093,000	3,093,000
Borrowed funds	2,375,000	2,580,000
Official checks outstanding	1,125,544	1,103,521
Accrued interest payable	678,132	498,656
Other liabilities	858,418	677,107

Total liabilities	199,514,281	187,917,919

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 2,400,000 authorized; 1,827,813 and 1,821,780 issued at September 30, 2005 and December 31, 2004, respectively; 1,543,578 and 1,553,778 outstanding at September 30, 2005 and December 31, 2004, respectively	18,278	18,218
Additional paid-in capital	8,479,921	8,418,897
Treasury shares, at cost (284,235 shares and 268,002 shares at September 30, 2005 and December 31, 2004, respectively)	(3,453,228)	(3,220,730)
Retained earnings	16,253,441	15,571,155
Accumulated other comprehensive loss, net of tax	(1,848,549)	(873,110)

Total stockholders’ equity	19,449,863	19,914,430

Total liabilities and stockholders’ equity	$218,964,144	$207,832,349

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
INTEREST REVENUE:
Interest on loans	$2,019,364	$1,809,241	$5,624,679	$5,512,816
Interest and dividends on securities	936,482	845,160	2,785,810	2,436,099
Other interest	14,665	8,749	64,247	24,188

	2,970,511	2,663,150	8,474,736	7,973,103
INTEREST EXPENSE:
Interest on deposits	1,134,499	801,150	3,068,598	2,357,928
Interest on borrowed funds	51,473	40,078	141,916	104,434
Interest on subordinated debentures	54,293	35,674	126,646	134,822

	1,240,265	876,902	3,337,160	2,597,184

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,730,246	1,786,248	5,137,576	5,375,919
PROVISION FOR LOAN LOSSES	137,500	147,000	440,500	441,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,592,746	1,639,248	4,697,076	4,934,919

NONINTEREST INCOME:
Fees and service charges on deposit accounts	234,388	231,363	650,637	720,604
Service fee income, net	36,588	41,370	114,210	123,615
Fees and charges on loans	59,806	41,857	128,219	156,893
Bank owned life insurance	74,600	70,714	223,800	212,142
Net gain (loss) on sale or write-down of:
Loans held for sale	130,605	105,487	337,752	432,350
Real estate owned	24,935	2,703	26,559	(14,703)
Securities available-for-sale	0	(295,537)	(3,750)	(373,841)

	560,922	197,957	1,477,427	1,257,060

NONINTEREST EXPENSE:
Compensation and benefits	817,305	833,455	2,504,391	2,554,261
Occupancy	274,990	267,185	820,351	781,117
Marketing and professional	117,865	55,661	298,968	173,052
Other	261,227	226,613	805,233	760,474

	1,471,387	1,382,914	4,428,943	4,268,904

INCOME BEFORE INCOME TAXES	682,281	454,291	1,745,560	1,923,075
INCOME TAX EXPENSE	220,773	144,933	551,228	641,917

NET INCOME	$461,508	$309,358	$1,194,332	$1,281,158

Basic earnings per share	$0.30	$0.20	$0.77	$0.82
Diluted earnings per share	$0.29	$0.20	$0.76	$0.80
Cash dividends per share	$0.11	$0.11	$0.33	$0.32
Weighted average basic shares outstanding	1,551,361	1,549,678	1,549,355	1,560,079
Weighted average diluted shares outstanding	1,579,320	1,585,223	1,579,019	1,599,711
See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Equity

BALANCE, December 31, 2003	1,800,813	$18,008	$8,219,941	$(2,743,245)	$14,508,277	$(571,785)	$19,431,196
Comprehensive income:
Net income	0	0	0	0	1,281,158	0	1,281,158
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	112,553	112,553

Comprehensive income							1,393,711
Exercise of stock options	15,967	160	154,943	0	0	0	155,103
Repurchase of common stock (28,900 shares at cost)	0	0	0	(463,917)	0	0	(463,917)
Cash dividends declared ($.32 per share)	0	0	0	0	(498,837)	0	(498,837)

BALANCE, September 30, 2004	1,816,780	$18,168	$8,374,884	$(3,207,162)	$15,290,598	$(459,232)	$20,017,256

BALANCE, December 31, 2004	1,821,780	$18,218	$8,418,897	$(3,220,730)	$15,571,155	$(873,110)	$19,914,430
Comprehensive income:
Net income	0	0	0	0	1,194,332	0	1,194,332
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	(975,439)	(975,439)

Comprehensive income							218,893
Exercise of stock options	6,033	60	61,024	0	0	0	61,084
Repurchase of common stock (16,233 shares at cost)	0	0	0	(232,498)	0	0	(232,498)
Cash dividends declared ($.33 per share)	0 0	0	0	0	(512,046)	0	(512,046)

BALANCE, September 30, 2005	1,827,813	$18,278	$8,479,921	$(3,453,228)	$16,253,441	$(1,848,549)	$19,449,863

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC,
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,194,332	$1,281,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	369,339	370,129
Provision for loan losses	440,500	441,000
Accretion, net	(111,302)	(384,879)
Increase in cash surrender value of Bank owned life insurance	(223,800)	(212,142)
Net (gain) loss on sale or write down of:
Loans held for sale	(337,752)	(432,350)
Securities available-for-sale	3,750	373,841
Real estate owned and other assets	(26,559)	14,703
Proceeds from sale of loans	26,059,646	31,356,725
Loans originated for sale	(26,253,049)	(30,370,667)
(Increase) decrease in accrued interest receivable	(20,004)	183,405
Decrease in other assets	5,868	194,555
Increase in accrued interest payable	179,476	70,709
Increase (decrease) in other liabilities	181,311	(34,907)

Net cash provided by operating activities	1,461,756	2,851,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan (originations) repayments	(7,117,974)	2,419,536
Net change in interest bearing deposits in other banks	(1,255,839)	(1,948,399)
Purchase of securities available-for-sale	(13,191,025)	(63,731,524)
Proceeds from the sale of securities available-for-sale	4,000,000	46,689,977
Proceeds from maturing, called and payments received on securities available-for-sale	6,558,289	14,937,787
Purchase of Federal Home Loan Bank stock	(312,300)	0
Proceeds from sale of Federal Home Loan Bank stock	222,000	174,900
Purchase of First National Bankers Bancshares, Inc. stock	(525,000)	0
Purchase of premises and equipment	(273,990)	(391,595)
Proceeds from sales of real estate owned	365,027	980,072

Net cash used in investing activities	(11,530,812)	(869,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in passbook, NOW and money market deposit accounts	3,808,066	1,849,002
Proceeds from sales of time deposits	21,978,814	14,279,725
Payments on maturing time deposits	(14,368,328)	(15,902,192)
Decrease in borrowed funds	(205,000)	(885,000)
Increase (decrease) in official checks outstanding	22,023	(843,015)
Proceeds from the exercise of stock options	61,084	155,103
Repurchase of common stock	(232,498)	(463,917)
Payments of cash dividends	(512,046)	(498,837)

Net cash provided by financing activities	10,552,115	2,309,131

NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS	483,059	(327,097)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,451,046	3,519,377

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,934,105	$3,192,280

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits, borrowed funds, and subordinated debentures	$3,157,684	$2,526,475
Cash payments for income taxes	580,013	640,000
Real estate acquired through foreclosure	708,867	424,304
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
In the opinion of management, all adjustments (none of which are other than normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and nine-month periods ended September 30, 2005, are not necessarily indicative of the results of operations which may be expected for the entire year.
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

2. EARNINGS PER SHARE:
The following table represents the earnings per share calculations for the three and nine-month periods ended September 30, 2005 and 2004:

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
September 30, 2005
Basic earnings per share	$461,508	1,551,361	$0.30

Dilutive securities		27,959

Diluted earnings per share	$461,508	1,579,320	$0.29

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
September 30, 2004
Basic earnings per share	$309,358	1,549,678	$0.20

Dilutive securities		35,545

Diluted earnings per share	$309,358	1,585,223	$0.20

			Per
			Share
For The Nine Months Ended	Net Income	Shares	Amount
September 30, 2005
Basic earnings per share	$1,194,332	1,549,355	$0.77

Dilutive securities		29,664

Diluted earnings per share	$1,194,332	1,579,019	$0.76

			Per
			Share
For The Nine Months Ended	Net Income	Shares	Amount
September 30, 2004
Basic earnings per share	$1,281,158	1,560,079	$0.82

Dilutive securities		39,632

Diluted earnings per share	$1,281,158	1,599,711	$0.80

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

4. RECENT ACCOUNTING PRONOUNCEMENTS:
In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. On November 3, 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1. “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses determining when an investment is considered impaired and whether the impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entry recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entry did not recognize as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of this FSP to have a material impact on the consolidated balance sheet or statement of income for the Company.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, (Accounting for Stock-Based Compensation). This statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The Company is required to adopt SFAS No. 123R on January 1. 2006. It’s adoption is not expected to have a material impact on the consolidated statements of financial condition or statements of operations for the Company.
On March 25, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides guidance regarding the valuation of share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R). The Company does not expect this Staff Accounting Bulletin to have a material impact on the consolidated statements of financial condition or statements of operations for the Company.
In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material impact on the consolidated statements of financial condition or statements of operations for the Company.

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
The allowance for loan losses is maintained at a level which management considers to be adequate to absorb losses inherent in the loan portfolio. Management’s estimation of the amount of the allowance is based on a continuous evaluation of the loan portfolio and includes such factors as economic conditions, analysis of individual loans, overall portfolio characteristics, delinquencies and the balance of any impaired loans (generally considered to be nonperforming loans, excluding residential mortgages and other homogeneous loans).
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
Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of September 30, 2005, ultimate losses may vary from estimations.
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
Comparison of Financial Condition as of December 31, 2004 and September 30, 2005: Total assets were $219.0 million at September 30, 2005, compared to $207.8 million at December 31, 2004. Net loans receivable increased $6.2 million, to $105.8 million at September 30, 2005, compared to $99.6 million at December 31, 2004. This increase was due primarily to an increase in real estate loans of approximately $3.8 million and an increase in commercial loans of approximately $2.1 million. Total securities available-for-sale were $90.0 million at September 30, 2005, compared to $89.0 million at December 31, 2004.
At September 30, 2005, the investment portfolio of $90.0 million consisted primarily of U. S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as “available-for-sale,” which is carried at fair value with the unrealized gains/losses reflected directly in stockholders’ equity, net of taxes. During the nine months ended September 30, 2005, the Bank sold $4.0 million in agency securities. Net losses of $3,750 were realized on these sales. The proceeds from these sales of securities available-for-sale, combined with the proceeds from loan principal repayments and proceeds from sales of deposits, were used by the Bank to purchase $13.2 million in agency securities with an average yield of 4.34%.
Total deposits increased $11.4 million, to $191.4 million at September 30, 2005, from $180.0 million at December 31, 2004. This increase was primarily due to an increase in time deposits of $7.6 million and an increase in NOW and money market deposit accounts of $3.8 million. This increase was due to more competitive rates.
On December 22, 2003, the Company established Pinnacle Capital Trust I (the “Trust”), a wholly-owned statutory business trust. The Company is the sole sponsor of the trust and owns $93,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $3,000,000 and using proceeds from the issuance of the common and preferred securities to purchase $3,093,000 of junior subordinated debentures (“Subordinated Debentures”) issued by the Company. The sole assets of the Trust are the Subordinated Debentures. The Company’s investment in the Trust is included in other assets in the accompanying consolidated balance sheet at September 30, 2005 and the $3,093,000 obligation of the Company is included in subordinated debt.
During the nine-months ended September 30, 2005, the Bank periodically borrowed funds on a short-term basis from the Federal Home Loan Bank of Atlanta (“FHLB”). The proceeds from FHLB borrowings along with proceeds from, loan repayments were used to fund lending activities. The maximum amount outstanding during the nine-months ended September 30, 2005 was $7.3 million and the average balance outstanding was $3.2 million.
Stockholders’ equity decreased from $19.9 million at December 31, 2004, to $19.4 million at September 30, 2005. This decrease was primarily attributable to a $1.0 million decrease in the fair value of the Company’s available-for-sale securities portfolio, which is marked to fair value. The interest rate risk in the Company’s portfolio is monitored closely. The Company is contemplating strategies to increase its net interest margin, including sale of certain available-for-sale securities.
Results of Operations-Comparison of the Three and Nine-Months Ended September 30, 2005 and 2004: For the three-months ended September 30, 2005, net income was $462,000 compared with net income of $309,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, net income was $1,194,000, compared with net income of $1,281,000 for the nine months ended September 30, 2004. The decrease in net income was attributable in part to a decrease in the Company’s net interest margin due to increases in market interest rates. As market rates increased during the nine months ended September 30, 2005, the Company’s cost of funds increased more rapidly than rates on investments. As a result, the Company’s net interest margin was 3.42% and 3.45% for the three and nine months ended September, 30, 2005, respectively, compared to 3.71% and 3.70%

for the for the three and nine months ended September 30, 2004, respectively. If market rates continue to increase, the Company expects that the margin will continue to decline.
The yield on interest-earning assets increased from approximately 5.53% and 5.48% in the three and nine month periods ended September 30, 2004, respectively, to approximately 5.87% and 5.69% in the three and nine month periods ended September 30, 2005, respectively. These increases were due to increases in market interest rates. The cost of funds increased from approximately 1.86% at September 30. 2004, to approximately 2.58% at September 30, 2005, due to increases in market rates.
Net interest income before the provision for loan losses for the three months ended September 30, 2005, was $1,730,000, compared with $1,786,000 in the same period last year. Net interest income before the provision for loan losses for the nine months ended September 30, 2005, was $5,138,000 compared with $5,376,000 in the same period last year. The decreases were primarily due to increases in interest expense on deposits of $333,000 and $711,000 for the three and nine months ended September 30, 2005, respectively. These increases were offset by increases in interest revenue of $307,000 and $502,000 for the three and nine months ended September 30, 2005, respectively, compared with the same periods last year.
Provisions for loan losses are made to maintain the allowance for loan losses at adequate levels. The allowance for loan losses reflects management’s estimates, which take into account historical experience, the amount of non-performing loans, collateral values and general economic conditions. The provision for loan losses was $137,500 and $440,000 for the three and nine months ended September 30, 2005, respectively, compared to $147,000 and $441,000 for the three and nine months ended September 30, 2004, respectively. It is management’s opinion that the allowance for loan losses at September 30, 2005 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank’s exposure to losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.
Net interest income after the provision for loan losses for the three months ended September 30, 2005, was $1,593,000, compared with $1,639,000 in the same period last year. Net interest income after the provision for loan losses for the nine months ended September 30, 2005, was $4,697,000, compared with $4,935,000 in the same period last year.
Non-interest income, which includes fees and service charges, income from real estate operations, the sale of loans, bank owned life insurance and other income, increased $363,000, or 183.4%, in the three-month period ended September 30, 2005, as compared to the three-month period ended September 30, 2004. This increase was due primarily to a decrease in the loss on sale of securities available-for sale of $296,000, an increase in the gain on sale of loans held for sale and real estate owned of $47,000 and an increase in all other non-interest income of $20,000. Non-interest income increased $220,000, or 17.5%, in the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004. This increase was due primarily to a decrease in the loss on sale of securities available-for sale of $370,000, an increase in the gain on the sale of real estate owned of $41,000, and increase in all other non-interest income of $3,000. These increases were offset by a decrease in the net gain on sale of loans held for sale of $95,000 due to a decrease in originations of mortgage loans held for sale, as well as a decrease in fees and service charges on loan and deposit accounts of $99,000, due to a decline in insufficient funds fees, and a decrease in fees and service charges on loans.
Non-interest expense increased $88,000 in the three-month period ended September 30, 2005, as compared to the corresponding prior year period. This was primarily a result of an increase in marketing and professional expense of $62,000 and an increase in all other non-interest expense of $26,000. Non-interest expense increased $160,000 in the nine month period ended September 30. 2005, as compared to the corresponding prior year period. This was primarily a result of an increase in marketing and professional expense of $126,000, an increase in occupancy expense of $39,000. These increases were offset by a decrease in all other non-interest expense of $5,000.
Asset/Liability Management: The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate increase applied to all interest- earning assets and interest-bearing liabilities, the Company would expect net losses in fair value of the equity in the underlying instruments of approximately ($502,000), ($1,002,000) and ($2,015,000) respectively. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate decrease, the Company would expect net changes in projected net income for the first year of approximately $818,000, $1,415,000 and $985,000, respectively. This hypothetical is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.
The rate environment is a function of the monetary policy of the Federal Reserve Board (“FRB”). The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of monetary policy going forward. The FRB began to increase the targeted level for the federal funds rate in June 2004 after reaching an all-time low of 1.00% in mid-2003. The targeted fed funds rate increased at each Federal Open Market Committee meeting by 25 basis points and ended the third quarter of 2005 at 3.75%. Each FRB rate increase becomes more challenging to offset. The ability to delay deposit rate increases and less aggressive repricing of the maturing certificate of deposit portfolio has allowed the Company to offset the negative impact of recent FRB rate movements. Although management believes that the Company’s operating results are not significantly affected by changes in interest rates over an extended period of time, the continued flattening of the yield curve is expected to exert downward pressure on the net interest margin and net interest income. The Company is most impacted at this time by the increase in short term interest rates which continues to put upward pressure on transaction deposit rates and short term borrowings from the Federal Home Loan Bank (FHLB”) of Atlanta. Under traditional measures of interest rate gap positions, the Company is moderately liability sensitive in the short-term. Changes in interest rates can affect loans and other interest-earning assets, including the Bank’s investment portfolio. A significant change in interest rates could have a negative impact on the Company’s operating income and portfolio market value.
Stock Repurchases: The following table details purchases under the Company’s stock repurchase programs during the three and nine-months ended September 30, 2005.

			Total Number of	Maximum Number
	Total Number		Shares Purchased	of Shares that May
	of Shares	Average Price	As Part of Publicly	Yet Be Purchased
Period	Purchased	Paid per Share	Announced Programs	Under the Programs
January 1-31, 2005	3,000	$15.47	3,000	79,569
February 1-28, 2005	0	0	0	0
March 1-31, 2005	1,000	$15.19	1,000	78,569
April 1-30, 2005	0	0	0	0
May 1-31, 2005	2,400	$14.27	1,300	76,169
June 1-30, 2005	4,933	$14.31	100	71,236
July 1-31, 2005	0	0	0	0
August 1-31, 2005	4,900	$13.60	4,900	66,336
September 1-30, 2005	0	0	0	0

Total	16,233	$14.32	10,300	66,636

On April 25, 2003, the Company announced a stock repurchase program to acquire up to 80,000 shares of common stock. On May 23, 2005 the Company completed this stock repurchase plan by repurchasing 80,000 shares at an average price of $14.74 per share. On June 10, 2004, the Company announced a supplemental stock repurchase program to acquire an additional 5% of the Company’s outstanding shares outstanding upon completion of its current repurchase program, or 66,336 shares. As of September 30, 2005, the Company had repurchased 10,833 shares at an average price of $13.93 per share under the supplemental stock repurchase program. The repurchase program is dependent upon market conditions and other requirements, and there is no guarantee as to the exact number of shares to be repurchased by the Company.

Capital Resources: Historically, funds provided by operations, mortgage loan principal repayments, deposits and short-term borrowings have been the Bank’s principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowing sources. At September 30, 2005, the Bank’s total loan commitments, including construction loans in process, unused lines of credit and letter of credits, were approximately $30.5 million. Management believes that the Bank’s liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At September 30, 2005, the Company and the Bank exceeded all regulatory capital requirements.
Asset Quality Ratios:

	September 30,	December 31,
	2005	2004
Nonperforming loans as a percent of total loans	0.13%	0.72%
Nonperforming assets as a percent of total assets	0.51%	0.64%
Allowance for loan losses as a percent of total loans	1.21%	1.16%
Allowance for loan losses as a percent of nonperforming loans	946.72%	160.74%

Item 3. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, the Company will be required under rules adopted by the SEC to include in its annual reports a report by management on the Company’s internal control over financial reporting and an accompanying auditor’s report. In March 2005, the SEC extended the Section 404 compliance date for the Company and other non-accelerated filers. Under the extension, the Company must begin to comply with these requirements for its fiscal year ending December 31, 2007. The Company expects that Section 404 compliance will significantly increase its regulatory compliance costs.

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
ITEM 6. Exhibits
Exhibit 31.1- Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1- Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANCSHARES, INC

DATE: November 14, 2005	BY:	/s/ Robert B. Nolen Jr.

Robert B. Nolen, Jr.
President and Chief
Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

/s/ Marie Guthrie

Marie Guthrie
Treasurer
(Principal Accounting Officer)