Form 10KSB
period 2005-12-31
PINNACLE BANCSHARES INC
filed 2006-03-31
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
State issuer’s revenues for its most recent fiscal year. $13,375,374
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price ($13.95 per share) at which the Common Stock was sold on March 8, 2006, was approximately $18,147,946. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.
As of the close of business on March 25, 2006, 1,541,178 shares of the registrant’s Common Stock were outstanding.
Transitional Small Business Disclosure Format: YES ☐ NO ☑
Documents Incorporated By Reference
Part II:
Annual Report to Stockholders for the year ended December 31, 2005.
Part III:
Portions of the definitive proxy statement for the 2006 Annual Meeting of Stockholders.

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

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Financial Condition and Other Data:
Total amount of:
Assets	$220,249	$207,832	$208,574	$218,290	$210,020
Loans, net	106,256	99,600	105,477	119,375	131,284
Interest-bearing deposits in other banks	13,369	485	256	357	2,466
Securities	80,654	89,025	83,325	75,301	61,838
Loans held for sale	374	1,206	1,428	4,969	3,875
Deposits	192,552	179,966	179,939	188,955	193,498
Subordinated debt	3,093	3,093	3,093	0	0
Other borrowed funds	2,375	2,580	3,465	5,940	3,100
Stockholders’ equity	19,410	19,914	19,431	19,955	19,012

Number of:
Real estate loans outstanding	1,931	2,116	2,263	2,504	2,911
Savings accounts	12,930	13,157	13,624	14,301	14,485
Full service offices open	6	6	6	6	6

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Operating Data:
Interest income	$11,559	$10,636	$11,287	$13,103	$15,823
Interest expense	4,717	3,516	3,906	5,982	9,192

Net interest income before provision for loan losses	6,842	7,120	7,381	7,121	6,631
Provision for loan losses	575	588	963	647	1,942

Net interest income after provision for losses	6,267	6,532	6,418	6,474	4,689
Noninterest income	1,816	1,763	2,845	2,157	1,758
Noninterest expense	5,875	5,794	5,569	5,593	5,306
Income tax expense	691	769	1,268	1,025	350

Income before extraordinary item	1,517	1,732	2,426	2,013	791
Extraordinary item, net of tax benefit of $63	0	0	0	0	108

Net income	$1,517	$1,732	$2,426	$2,013	$683

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

	For the Years Ended December 31,
	2005			2004			2003
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$103,640	$7,725	7.5%	$105,583	$7,294	6.9%	$117,465	$8,299	7.1%
Securities available-for-sale	91,952	3,697	4.0%	85,318	3,298	3.9%	79,034	2,964	3.8%
Other	3,887	137	3.5%	2,904	44	1.5%	2,189	24	1.1%

Total interest earning assets	199,479	11,559	5.8%	193,805	10,636	5.5%	198,688	11,287	5.7%
Non-interest-earning assets	17,253			16,787			16,867

Total assets	$216,732			$210,592			$215,555

Interest-bearing liabilities:
Deposits	$188,845	4,357	2.3%	$181,296	3,200	1.8%	$186,713	3,710	2.0%
Subordinated debt	3,093	198	6.4%	3,093	143	4.6%	0	0	0
Borrowed funds	2,981	162	5.4%	4,159	173	4.2%	5,384	196	3.6%

Total interest-bearing liabilities:	194,919	4,717	2.4%	188,548	3,516	1.9%	192,173	3,906	2.0%
Non-interest-bearing liabilities	2,285			2,365			3,887

Total Liabilities:	197,204			190,913			196,060
Equity	19,528			19,679			19,495

Total Liabilities and Equity	$216,732			$210,592			$215,555

Net interest-earning assets	$4,560			$5,257			$6,515

Net interest income		$6,842			$7,120			$7,381

Interest rate spread			3.4%			3.6%			3.7%

Net interest margin			3.4%			3.7%			3.7%

Ratio of average interest-earning assets to interest-bearing liabilities			102.3%			102.8%			103.4%

Lending Activities
     General. The Bank’s net loan portfolio totaled $106.3 million at December 31, 2005, or 48.3% of its total assets. On that date, $81.0 million, or 76.2% of total net loans outstanding, consisted of loans secured by mortgages on residential, construction loans, and commercial real estate loans, while the remainder of the loan portfolio consisted of commercial and consumer loans.
     The principal lending activity of the Bank historically has been the origination of conventional first mortgage single-family loans. The Bank also makes commercial real estate, construction, commercial and consumer loans. The majority of the Bank’s loans have been originated within its primary market area.
     The Bank’s volume of total loans originated to be retained in the Bank’s loan portfolio totaled approximately $80.1 million during the year ended December 31, 2005, and $64.1 million during the year ended December 31, 2004. The Bank directly originates most of its mortgage loans through its existing branches. These loans have been originated predominantly within the Bank’s geographical lending area of Walker, Jefferson, Shelby, Winston and Fayette counties, in Alabama
     The Bank seeks to improve the interest rate sensitivity of its mortgage loan portfolio through the origination of adjustable rate loans, which constituted approximately 52% of the single-family residential mortgage loans in the Bank’s loan portfolio, and 26% of the Bank’s net loan portfolio at December 31, 2005. Most adjustable rate mortgage loans are held in the Bank’s loan portfolio, while most fixed-rate mortgage loans are sold as whole loans to the Federal Home Loan Mortgage Corporation (“FHLMC”) or other investors.
     The following table sets forth, in dollar amounts and percentages, the major categories of the Bank’s loans.

	December 31,
	2005		2004		2003
	(Dollars in thousands)
Type of loan:
Residential and commercial real estate mortgage loans	$62,997	59.3%	$64,361	63.6%	$69,037	65.5%
Construction loans	17,993	16.9%	12,019	12.4%	14,060	13.3%
Commercial loans	12,940	12.2%	10,807	11.2%	10,568	10.0%
Consumer loans	13,878	13.1%	13,709	14.2%	13,444	12.7%
Less—
Discounts and other	169	0.2%	129	0.1%	165	0.2%
Allowance for loan losses	1,383	1.3%	1,167	1.3%	1,467	1.3%

Total	$106,256	100.00%	$99,600	100.00%	$105,477	100.00%

	December 31,
	2002		2001
		(Dollars in thousands)
Type of loan:
Residential and Commercial real estate mortgage loans	$80,189	67.2%	$86,053	65.5%
Construction loans	15,329	12.8%	18,387	14.0%
Commercial loans	11,549	9.7%	15,987	12.2%
Consumer loans	13,834	11.6%	12,373	9.4%
Less—
Discounts and other	204	0.2%	208	0.1%
Allowance for loan losses	1,322	1.1%	1,308	1.0%

Total	$119,375	100.00%	$131,284	100.00%

     Residential and Commercial Real Estate Loans. The Bank’s real estate loan portfolio includes loans on single and two-to-four family dwellings, multi-family housing (over four units), and loans made for the development of unimproved real estate to be used for residential housing.

     The Bank has historically originated commercial real estate loans principally within its primary market area. The Bank either funded or purchased participation interests in various large commercial real estate projects, one of which was outside of its primary market area. At December 31, 2005, the Bank had $22.0 million outstanding in commercial real estate loans, including $5.0 million in commercial construction loans and additional commitments. These loans are typically limited to owner-occupied financings.
     The loan-to-value ratio, maturity and other provisions of the loans made by the Bank generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions, and underwriting standards established by the Bank. Mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from 15 to 30 years. Currently, the Bank offers fixed rate loans for a term of five years and a “balloon payment” of the entire balance owed at maturity.
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
     At December 31, 2005, the largest amount loaned by the Bank to one borrower was $2.4 million which was approximately 12% of stockholders’ equity.
     Construction Loans. Construction loans on residential properties are made primarily to builders and a significant percentage are made on a speculative basis. The maximum loan to value ratio generally is 80% of the appraisal value. Residential construction loans are typically made for one year. At December 31, 2005, the Bank had $21.2 million outstanding in residential construction loans and additional committments, compared with $14.5 million in construction loans on residential properties outstanding at December 31, 2004. The Bank also offers construction loans on commercial and other properties. At December 31, 2005, total construction loans and additional commitments were $26.2 million. Approximately 53% of total construction loans were loans to builders for speculative construction loans.
     Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be confronted at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this speculative risk of construction financing by limiting construction lending to qualified borrowers in the Bank’s market area, by obtaining personal guarantees from many of these borrowers, by requiring the involvement of qualified builders, and by limiting the aggregate amount of outstanding construction loans. The Bank also generally requires payment of an origination fee of 1% of the principal amount of the construction loan upon origination of the loan.
     Construction and commercial real estate lending also is generally considered to involve a higher level of risk due to the concentration of principal in a limited number of loans and borrowers. The nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.
     Commercial Business Loans. At December 31, 2005, there were approximately $13.0 million in commercial loans outstanding. The Bank primarily makes these types of loans in its local market area. Commercial business loans can pose the same increased risks posed by commercial real estate lending activity.

     Consumer Loans. The Bank makes various types of consumer loans, including the loans made for automobile loans, personal loans, educational loans and loans for home improvement or other purposes. At December 31, 2005 the Bank had $13.9 million outstanding in consumer loans.
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
     Equity Lines of Credit. At December 31, 2005, the Bank has outstanding $12.3 million in home equity lines of credit, which are a form of revolving credit secured by one-to-four family, owner occupied residential real estate property. Home equity lines are generally approved for a specific credit limit over a fixed period of time, such as 10 years, with adjustable rates of interest. The typical credit line is originated up to a 90% loan-to-value ratio, but may be for up to 100% with prior approval of the Loan Approval Committee.
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
     The sale of loans in the secondary mortgage market reduces the Bank’s risk that the interest rates it pays will escalate while holding long-term, fixed-rate loans in its portfolio and allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes. In connection with certain sales, the Bank provides servicing on the loans (i.e., collection of principal and interest payments) for which it receives a fee payable monthly of 1/4% to 3/8% per annum of the unpaid balance of each loan. These loan sales will continue as the Bank attempts to maintain its loan servicing base. As of December 31, 2005, the Bank was servicing loans for others aggregating approximately $56.3 million. Net servicing income for the years ended December 31, 2005 and 2004 was approximately $149,000 and $164,000, respectively.
     During the years ended December 31, 2005 and 2004, the Bank sold approximately $34.1 million and $39.6 million, respectively, in whole loans. As of December 31, 2005, the Bank did not have any commitments outstanding to package or sell additional loans.
     Loans that are designated to be held for the portfolio may be sold only in unusual circumstances which could not be reasonably anticipated at the time of their origination or purchase. Loans held for sale are carried at the lower of cost or market value and are sold as soon as possible after their origination, as market conditions allow.
     Loan Commitments. The Bank issues commitments to prospective borrowers to make loans conditioned upon the occurrence of certain events, which are honored for 60 days from approval with no additional fees required. The Bank had outstanding commitments to originate mortgage loans aggregating $33.0 million at December 31, 2005. Of these commitments, $31.0 million were for adjustable rate mortgages and $2.0 million were for fixed-rate mortgages.
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
     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 2005, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, which may differ from realized maturites due to prepayments. Demand loans and overdrafts are reported as due in one year or less. The Bank does not have any loans with no stated schedule of repayments and no stated maturity.

		Due One Through	Due
	Due by	Five Years After	Five Years After
	December 31, 2006	December 31, 2006	December 31, 2006	Total
Real estate mortgage	$30,457,329	$24,050,323	$8,490,019	$62,997,671
Real estate construction	15,911,548	2,065,422	15,613	17,992,583
Commercial business loans	10,555,576	2,171,173	213,131	12,939,880
Consumer	3,577,556	9,904,422	395,732	13,877,710

Total	$60,502,009	$38,191,340	$9,114,495	$107,807,844

     The following table sets forth the dollar amount of all loans due after one year at December 31, 2005 which have predetermined interest rates and have floating or adjustable interest rates.

		Floating or
	Predetermined Rates	Adjustable Rates
Real estate mortgage	$33,237,101	$1,384,276
Commercial business loans	2,384,304	—
Consumer	10,300,154	—

Total	$45,921,559	$1,384,276

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

     The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated.

	At December 31,
	(Dollars in thousands)
	2005	2004	2003	2001	2000
Loans accounted for on a nonaccrual basis: (1)
Real Estate:
Residential	$136	$422	$130	$788	$588
Commercial	91	278	588	326	208
Consumer	9	26	10	56	71

Total	$236	$726	$728	$1,170	$867

Accruing loans which are contractually past due 90 days or more:
Real Estate:
Residential	$—	$—	$226	$—	$—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$226	$—	$—

Total of nonaccrual and 90 days past due loans	$236	$726	$954	$1,170	$867

Percentage of total loans	0.22%	0.73%	0.68%	0.98%	0.66%

Percentage of total assets	0.11%	0.35%	0.35%	0.54%	0.40%

Other non-performing assets (2)	$381	$599	$1,023	$1,609	$2,345

(1)	Nonaccrual status denotes loans on which accrual of interest has been ceased in accordance with the guidelines discussed previously. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. The property is carried at the lower of its fair value less estimated costs of disposition or the investment balance of the related loan.
     Non-performing loans were $236,000 and $726,000 at December 31, 2005 and 2004. Other non-performing assets at December 31, 2005, were $381,000 as compared to $599,000 at December 31, 2004. The decrease in other non-performing assets is due to sales of real estate owned exceeding foreclosures.
     During the years ended December 31, 2005 and 2004, gross interest income of $4,888 and $8,941 respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year the amount of interest included in current income for these loans was $3,161 and $5,743 for the years ended December 31, 2005 and 2004, respectively.
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

		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
		Category To		Category To		Category To
	Amount	Total Loans	Amount	Total Loans	Amount	Total loans
	December 31,
	2005		2004		2003
	(Dollars in thousands)
Real estate mortgage loans	$655	74.8%	$572	75.4%	$472	77.2%
Construction loans	347	12.2%	258	10.9%	372	10.0%
Other Loans	381	13.0%	337	13.7%	623	12.8%

Total	$1,383	100.0%	$1,167	100.0%	$1,467	100.0%

		Percent of		Percent of
		Loans in Each		Loans in Each
		Category To		Category To
	Amount	Total Loans	Amount	Total Loans
	December 31,
	2002		2001
	(Dollars in thousands)
Real estate mortgage loans	$447	78.8%	$589	78.4%
Construction loans	349	9.7%	268	12.2%
Other Loans	526	11.5%	451	9.4%

Total	$1,322	100.0%	$1,308	100.0%

     The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance for loan losses

Balance at the beginning of period	$1,167	$1,467	$1,322	$1,308	$1,339

Loans Charged off:
Mortgage	187	699	767	505	1,803
Consumer	330	372	281	242	220

Total charge-offs	517	1,071	1,048	747	2,023

Total recoveries	(158)	(183)	(230)	(114)	(50)

Net loans charged-off	359	888	818	633	1,973

Provision for loan losses	575	588	963	647	1,942

Balance at end of period	$1,383	$1,167	$1,467	$1,322	$1,308

Ratio of net charge-off to average loans outstanding during the period	0.35%	0.85%	0.70%	1.4%	0.28%

For further information and for an analysis of the Bank’s allowances for loan and real estate losses, see Notes 3 and 4 of Notes to Consolidated Financial Statements.

Investment Activities
     Interest income from cash deposits and securities generally provides the second largest source of income for the Bank after interest on loans and loan servicing fees and other fees. At December 31, 2005, the Bank’s interest-bearing deposits, FHLB stock, and securities portfolio of approximately $80.6 million, excluding mortgage-backed securities, consisted primarily of interest-bearing bank deposits, U.S. government and agency obligations, corporate securities.
     Securities have been classified as available-for-sale based on management’s intent and ability. See Note 1 of Notes to Consolidated Financial Statements.
     The following table sets forth the carrying value of the Bank’s investment securities at the dates indicated.

	At December 31,
	2005	2004	2003
	(In thousands)
Securities available-for-sale:
U.S. Government and agency securities	$51,764	$57,918	$74,595
Mortgage-backed securities	28,889	31,106	8,729
Other securities	1	1	1

Total	$80,654	$89,025	$83,325

     The following table sets forth the scheduled maturities, amortized cost, estimated fair values and weighted average yields for the Bank’s securities available-for-sale at December 31, 2005.

	One Year Or Less		After One Through Five Years		After Five Through Ten Years
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
U.S. government and agency	$3,000	3.3%	$47,969	4.0%	$3,000	4.3%
Other securities(1)	—	—	—	—	1	—
Mortgage-backed securities (2)	—	—	3,575	4.8%	19,972	4.2%

Total	$3,000	3.3%	$51,544	4.0%	$22,973	4.2%

	After Ten Years			Total
		Weighted		Estimated	Weighted
	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. government and agency	$—	—%	$53,969	$51,764	4.0%

Other securities(1)	—	—	1	1	—

Mortgage-backed securities (2)	6,357	4.8%	29,904	28,889	4.4%

Total	$6,357	4.8%	$83,874	$80,654	4.1%

(1)	Other securities includes the Bank’s investment in limited partnerships, at cost, of $1 whose sole purpose is to hold and operate real estate. The Bank has no loans to these real estate partnerships. These investments are not readily marketable.

(2)	Mortgage-backed securities are reflected in the above table based on their contractual maturities.

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
     Marketing of the Bank’s savings programs takes a number of different forms. All branch offices are provided with brochures which outline the rates and features of the Bank’s various accounts. The Bank offers most of the services provided by other financial institutions. These services include consumer and commercial loans, limited lines of credit, all types of checking and deposit accounts, IRAs, internet and telephone banking and bill payment.
     As of December 31, 2005, the Bank’s total deposits were $192.6 million.
     The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2005.

Certificates
Maturity Period	of Deposit
(In thousands)
Three months or less	$29,222
Over three through six months	14,266
Over six through twelve months	12,051
Over twelve months	4,741

Total	$60,280

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

	Year Ended December 31,
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate	Deposits	Rate
	(Dollars in thousands)
Non-interest bearing demand deposits	$11,474	—%	$11,044	—%	$8,795	—%
Interest bearing demand deposits	32,222	1.0	28,951	.3	28,775	.3
Savings deposits	16,834	.3	17,548	.3	16,957	.3
Time deposits	128,315	3.1	123,753	2.5	132,186	2.7

Total deposits	$188,845	2.3%	$181,296	1.8%	$186,713	2.0%

     For further information on deposits, see Note 6 of Notes to Consolidated Financial Statements.
     Subordinated Debt. On December 22, 2003, the Holding Company established Pinnacle Capital Trust I (“Trust”), a wholly-owned statutory business trust. The Holding Company is the sole sponsor of the Trust and acquired the Trust’s common securities for $93,000. The Trust was created for the exclusive purpose of issuing 30-year capital trust securities (“Trust Preferred Securities”) in the aggregate amount of $3,000,000 and using proceeds to purchase $3,093,000 of junior subordinated debentures (“Subordinated Debentures”) issued by the Holding Company. The sole assets of the Trust are Subordinated Debentures. The Holding Company’s $93,000 investment in the Trust is included in other assets in the accompanying consolidated balance sheet and the $3,093,000 obligation of the Holding Company is included in subordinated debt.
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

	At or for the
	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Amounts outstanding at end of period	$0	$0

Weighted average rate paid at period end	4.44%	1.15%

Maximum amount of borrowings outstanding at any month end	$7,300,000	$10,000,000

Approximate average amount outstanding for period	$572,000	$1,548,000

Approximate weighted average rate paid during period (1)	3.66%	1.36%

(1)	The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.
     For further information on the Bank’s borrowings, see Note 8 of Notes to Consolidated Financial Statements.
Selected Financial Ratios
     The following table sets forth selected financial ratios of the Holding Company for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Return on Assets (Net Income Divided By Average Total Assets)	0.7%	0.8%	1.1%
Return on Equity (Net Income Divided By Average Equity)	7.8%	8.8%	12.4%
Equity-to-Assets Ratio (Average Equity Divided By Average Total Assets)	9.0%	9.3%	9.0%
Dividend Payout Ratio (Dividends Declared Per Share Divided By Net Income Per Share)	45.0%	39.0%	26.2%

Liquidity and Rate Sensitivity
     The following table sets forth the maturity distribution of the Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2005, the Bank’s interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities) and the Bank’s cumulative interest rate sensitivity gap.

		Over One	Over Five
	One Year	Through	Through	Over
	or Less	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Interest-Earning Assets: (1)
Loans	$60,502	$38,191	$5,537	$3,578	$107,808
Securities	2,977	49,414	22,014	6,249	80,654
Interest bearing deposits	13,369	—	—	—	13,369

Total	$76,848	$87,605	$27,551	$9,827	$201,831

Interest-Bearing Liabilities:(2)
Deposits	$146,558	$45,951	$43	$—	$192,552
Subordinated debt	—	—	—	3,093	3,093
Borrowings	2,375	—	—	—	2,375

Total	$148,933	$45,951	$43	$3,093	$198,020

Interest Sensitivity Gap	$(72,085)	$41,654	$27,508	$6,734	$3,811

Cumulative Interest Sensitivity Gap	$(72,085)	$(30,431)	$(2,923)	$3,811

(1)	Fixed-rate loans are distributed based on their contractual maturity adjusted for projected or anticipated prepayments, and variable rate loans are distributed based on the interest rate reset date and contractual maturity adjusted for prepayments. Loan run-off and repricing assumes a constant prepayment rate based on coupon rate and maturity.

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
     The modeling techniques used by the Bank simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating hypothetical 50, 100 and 200 basis point rate increases applied to all interest- earning assets and interest-bearing liabilities, the Company would expect net losses in fair value of the equity in the underlying instruments of approximately ($295,000), ($582,000) and ($1,246,000) respectively. Under a scenario simulating hypothetical 50, 100 and 200 basis point rate decreases, the Bank would expect net changes in projected net income for the first year of approximately $558,000, 1,046,000 and $957,000, respectively. This hypothetical is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.
     The Company’s contractual obligations and commitments at December 31, 2005 are summarized in the accompanying tables.
Contractual Obligations

		Over One	Over Three
	One Year	Through	Years Through	Over
	or Less	Three Years	Five Years	Five Years	Total
			(In thousands)
Borrowed funds (1)	$220	$490	$575	$1,090	$2,375
Subordinated debt (1)	0	0	0	3,093	3,093
Operating leases	84	109	85	258	536
Certificates of deposits	85,626	33,230	12,722	43	131,621

Total	$85,930	$33,829	$13,382	$4,484	$137,625

(1)	Refer to notes 7 and 8 in the notes to consolidated financial statements for additional information about these obligations; including certain redemption features.
Commitments

		Over One	Over Three
	One Year	Through	Years Through	Over
	or Less	Three Years	Five Years	Five Years	Total
			(In thousands)
Lines of credit	$19,112	$2,468	$3,144	$6,370	$31,094
Letters of credit	1,243	679	0	0	1,922

Total	$20,355	$3,147	$3,144	$6,370	$33,016

Rate/Volume Analysis
     The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. The calculations are based on average month end balances during the respective periods. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rates (change in rate multiplied by old volume). Changes in rate-volume (change in rate multiplied by the change in volume) have been allocated to the volume and rate changes based upon the pro-rata amount that rate and volume are to their total change, before allocation of the rate/volume amount. The increase in interest income and expense for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is due primarily to increases in rates which began in 2004, as well as increases in volume.

	Year ended December			Year ended December
	2005 vs. 2004			2004 vs 003
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)
Interest Income:
Loans	$(148)	$579	$431	$(836)	$(169)	$(1,005)
Securities	260	139	399	238	96	334
Other interest-earning assets	29	64	93	9	12	21

Total interest earning assets	$141	$782	$923	$(589)	$(61)	(650)

Interest Expense:
Deposits	$168	$989	$1,157	$(98)	$(412)	$(510)
Borrowed funds & subordinated debt	(122)	166	44	69	52	121

Total interest-bearing liabilities	$46	$1,155	$1,201	$(29)	$(360)	$(389)

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
     Management considers the Bank’s branch network and reputation for financial strength and quality service as its major competitive advantage in attracting and retaining customers in its market area. While the Bank is subject to competition from other financial institutions, which have greater financial and marketing resources, management believes the Bank benefits by its community orientation and long standing customer relationships.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act, the Holding Company will be required under rules adopted by the SEC to include in its annual reports a report by management on the Holding Company’s internal control over financial reporting and an accompanying auditor’s report. In September 2005, the SEC extended the Section 404 compliance date for the Company and other non-accelerated filers. Under the extension, the Holding Company must begin to comply with these requirements for its fiscal year ending December 31, 2007.
     USA Patriot Act. The USA Patriot Act authorizes regulatory powers to combat international terrorism. The provisions that affect financial institutions most directly provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes. Among other things, the USA Patriot Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions have to follow minimum verification of identity standards for all new accounts and are permitted to share information with law enforcement authorities under circumstances that were not previously permitted.
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
     Supervision, regulation and examination of the Holding Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of Holding Company stock or of the Holding Company as the holder of the capital stock of the Bank.
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
     The FDIC classifies insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. A “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An “adequately capitalized” bank is one that does not qualify as “well capitalized” but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” depending on the extent to which the bank’s capital levels are below these standards. A bank that fails within any of the three “undercapitalized” categories will be subject to certain severe regulatory sanctions under the FDIC prompt corrective action regulation. As of December 31, 2005, the Bank was categorized as “well-capitalized” by the FDIC.
     See Item 6, “Management’s Discussion and Analysis or Plan of Operation,” and Notes to Consolidated Financial Statements contained in the Holding Company’s Annual Report to Stockholders for the year ended December 31, 2005 (Exhibit No. 13) which is incorporated herein by reference.
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
Employees
     As of December 31, 2005, the Holding Company and the Bank had 82 full-time and 6 part-time employees.
     The employees are not represented by a collective bargaining agreement. The Holding Company and the Bank believe their employee relations are good.
Executive Officers of the Registrant

Name, Age and Position	Business Experience

Robert B. Nolen, Jr., 48 - President of the Holding Company and the Bank	Mr. Nolen joined the Bank in 1987 as First Vice President, Chief Financial Officer and Treasurer. Effective July 1, 1994, Mr. Nolen was appointed President and Chief Executive Officer of the Bank. As President of the Holding Company and Bank, Mr. Nolen is responsible for ensuring that the overall operations of the Holding Company and the Bank are carried out in accordance with the policies and procedures of the Board of Directors.

Mary Jo Gunter, 53- Vice President of the Holding Company and Senior Vice President — Banking Services of the Bank.	Ms. Gunter joined the Bank in September 1976 and has served in various lending related positions within the Bank. She is responsible for branch operations, personnel, loan servicing and other customer service areas.
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

Item 2. Description of Property
     The Holding Company’s principal executive offices and the Bank’s main office are located at 1811 Second Avenue, Jasper, Alabama. At December 31, 2005 the Bank maintained six branches in Jasper, Haleyville, Sumiton, Vestavia and Trussville, Alabama. The Haleyville branch is leased. The Bank also leases an administrative office in Jasper, Alabama, which is currently subleased to another financial institution.
     For further information on the Bank’s lease commitments, see Notes to Consolidated Financial Statements.
     The total net book value of the Bank’s investment in premises and equipment was $5,900,000 at December 31, 2005. See Notes to Consolidated Financial Statements for further information.
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
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
     The information contained under the section captioned “Management’s Discussion and Analysis” and “Market Price and Dividend Information” in the Holding Company’s Annual Report to Stockholders for the year ended December 31, 2005 (Exhibit No. 13), is incorporated herein by reference.
Item 6. Management’s Discussion and Analysis or Plan of Operation
     The information contained in the section captioned “Management’s Discussion and Analysis” in the Annual Report to Stockholders for the year ended December 31, 2005 (Exhibit No. 13) is incorporated herein by reference.
Item 7. Financial Statements
     The financial statements contained in Exhibit No. 13 are incorporated herein by reference.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 8A. Controls and Procedures
     The Holding Company carried out an evaluation, under the supervision and with the participation of the Holding Company’s management, including the Holding Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Holding Company’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Holding Company’s Principal Executive Officer and Principal Financial Officer concluded that the Holding Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Holding Company (including its consolidated subsidiaries) required to be included in the Holding Company’s periodic SEC filings.
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
Item 8B. Other Information
     Not applicable.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
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
     Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Holding Company will file the Proxy Statement not later than 120 days after December 31, 2005, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
     Information regarding audit committee financial compliance is omitted from this Report as the Holding Company will file the Proxy Statement not later than 120 days after December 31, 2005, and the information contained therein under “Proposal I— Election of Directors” is incorporated herein by reference.
     The Holding Company has adopted a code of ethics that applies to all directors and employees, including without exception, the principal executive officer, principal financial officer, principal accounting officer and/or controller, or persons performing similar functions.
Item 10. Executive Compensation
     The information contained under the section captioned “Proposal I — Election of Directors — Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Equity Compensation Plan Information
     The following table provides information as of December 31, 2005 with respect to the shares of the Holding Company’s common stock that may be issued under its existing equity compensation plan.

	Number of Securities to be		Number of Securities
	issued upon Exercise of	Weighted Average Exercise	Remaining Available for
	Outstanding Options,	Price of Outstanding Options,	Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity Compensation Plans Approved by Stockholders(1)	62,333	$9.19	62,333

Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	62,333	$9.19	62,333

(1)	Consists of the Option Plan.
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

Item 13. Exhibits
(a)	Exhibits
3.1	Certificate of Incorporation — Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-KSB for the six months ended December 31, 1996.

3.2	Bylaws — Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated March 22, 2006.

4	Form of Stock Certificate — Incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-KSB for the six months ended December 31, 1996.

10.1	Employment Agreement between the Registrant and Robert B. Nolen, Jr. — Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-11495).

10.2	Pinnacle Bank 1996 Stock Option and Incentive Plan - Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-11495).

13	Annual Report to Stockholders for the year ended December 31, 2005. Except for the portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed “filed” as part of this Report.

14	Code of Ethics, as amended – Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accountants “ of the Proxy Statement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANCSHARES, INC.

Date:	March 31, 2006	By:	/s/ Robert B. Nolen, Jr.

Robert B. Nolen, Jr., President
(Duly Authorized Representative)
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert B. Nolen, Jr.	By:	/s/ James W. Cannon

	Robert B. Nolen, Jr.		James W. Cannon
	President and Chief Executive Officer		Director
	(Principal Executive Officer and Principal	Date:	March 31, 2006
Financial Officer)
Date:	March 31, 2006	By:	/s/ Max W. Perdue

Max W. Perdue
By:	/s/ Marie Guthrie		Director
	Marie Guthrie	Date:	March 31, 2006
Treasurer
	(Principal Accounting Officer)	By:	/s/ Greg Batchelor

Date:	March 31, 2006		Greg Batchelor
Director
By:	/s/ Albert H. Simmons	Date:	March 31, 2006
Albert H. Simmons
Date:	March 31, 2006	By:	/s/ J. T. Waggoner

J. T. Waggoner
By:	/s/ O. H. Brown		Director

	O. H. Brown	Date:	March 31, 2006
Director
Date:	March 31, 2006

By:	/s/ Sam W. Murphy
Sam W. Murphy
Director
Date:	March 31, 2006