Form 10QSB
period 2006-03-31
PINNACLE BANCSHARES INC
filed 2006-05-15
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark one)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Yes ☐ No ☑
     The number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2006: 1,478,078 shares of common stock.
     Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2006	2005
ASSETS:
Cash and cash equivalents	$3,563,330	$3,784,867
Interest-bearing deposits in other banks	21,981,355	13,368,882
Securities available-for-sale	78,601,641	80,653,931
FHLB stock	532,100	507,300
First National Bankers Bancshares, stock	525,000	525,000
Loans held for sale	1,687,461	374,192
Loans receivable, net of allowances for loan losses of $1,373,548 and $1,383,410 respectively	103,013,892	106,255,517
Real estate owned, net	412,335	381,229
Premises and equipment	5,841,319	5,892,093
Goodwill	306,488	306,488
Bank owned life insurance	5,175,427	5,096,157
Accrued interest receivable	1,184,832	1,372,733
Other assets	1,986,479	1,730,328

Total assets	$224,811,659	$220,248,717

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$199,381,484	$192,551,915
Subordinated debt	3,093,000	3,093,000
Borrowed funds	0	2,375,000
Official checks outstanding	1,443,260	1,088,302
Accrued interest payable	932,610	786,133
Other liabilities	819,105	944,393

Total liabilities	205,669,459	200,838,743

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 2,400,000 authorized; 1,827,813 issued at March 31, 2006 and December 31, 2005, respectively; 1,541,178 outstanding at March 31, 2006 and December 31, 2005, respectively	18,278	18,278
Additional paid-in capital	8,479,921	8,479,921
Treasury shares, at cost (286,635 shares at March 31, 2006 and December 31, 2005, respectively)	(3,488,724)	(3,488,724)
Retained earnings	16,527,992	16,405,863
Accumulated other comprehensive loss, net of tax	(2,395,267)	(2,005,364)

Total stockholders’ equity	19,142,200	19,409,974

Total liabilities and stockholders’ equity	$224,811,659	$220,248,717

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended
	March 31,
	2006	2005
INTEREST REVENUE:
Interest on loans	$2,085,144	$1,760,278
Interest and dividends on securities	839,426	896,098
Other interest	201,381	33,482

	3,125,951	2,689,858
INTEREST EXPENSE:
Interest on deposits	1,407,263	922,800
Interest on subordinated debentures	58,107	43,106
Interest on borrowed funds	14,694	36,236

	1,480,064	1,002,142

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,645,887	1,687,716
PROVISION FOR LOAN LOSSES	135,000	156,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,510,887	1,531,716

NONINTEREST INCOME:
Fees and service charges on deposit accounts	207,546	188,424
Service fee income, net	34,292	39,548
Fees and charges on loans	40,643	31,019
Bank owned life insurance	79,270	74,600
Net gain (loss) on sale or write-down of:
Loans held for sale	66,429	113,857
Real estate owned	0	3,737
Securities available-for-sale	0	(3,750)

	428,180	447,435

NONINTEREST EXPENSE:
Compensation and benefits	865,623	862,709
Occupancy	283,360	275,319
Marketing and professional	94,209	89,334
Other	277,625	283,673

	1,520,817	1,511,035

INCOME BEFORE INCOME TAXES	418,250	468,116
INCOME TAX EXPENSE	126,592	142,061

NET INCOME	$291,658	$326,055

Basic earnings per share	$0.19	$0.21
Diluted earnings per share	$0.19	$0.21
Cash dividends per share	$0.11	$0.11
Weighted average basic shares outstanding	1,541,178	1,552,078
Weighted average diluted shares outstanding	1,569,187	1,586,786
See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Equity
BALANCE, December 31, 2004	1,821,780	$18,218	$8,418,897	$(3,220,730)	$15,571,155	$(873,110)	$19,914,430
Comprehensive loss:
Net income	0	0	0	0	326,055	0	326,055
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	(1,390,218)	(1,390,218)

Comprehensive loss							(1,064,163)
Repurchase of common stock (4,000 Shares at cost)	0	0	0	(61,605)	0	0	(61,605)
Cash dividends declared ($.11 per share)	0	0	0	0	(170,585)	0	(170,585)

BALANCE, March 31, 2005	1,821,780	$18,218	$8,418,897	$(3,282,335)	$15,726,625	$(2,263,328)	$18,618,077

BALANCE, December 31, 2005	1,827,813	$18,278	$8,479,921	$(3,488,724)	$16,405,863	$(2,005,364)	$19,409,974
Comprehensive loss:
Net income	0	0	0	0	291,658	0	291,658
Change in fair value of securities available- For-sale, net of tax	0	0	0	0	0	(389,903)	(389,903)

Comprehensive loss							(98,245)
Cash dividends declared ($.11 per share)	0	0	0	0	(169,529)	0	(169,529)

BALANCE, March 31, 2006	1,827,813	$18,278	$8,479,921	$(3,488,724)	$16,527,992	$(2,395,267)	$19,142,200

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC,
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$291,658	$326,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	125,697	122,731
Provision for loan losses	135,000	156,000
Accretion, net	(56,658)	(28,394)
Increase in cash surrender value of Bank owned life insurance	(79,270)	(74,600)
Net (gain) loss on sale or write down of:
Loans held for sale	(66,429)	(113,857)
Securities available-for-sale	0	3,750
Real estate owned and other assets	0	(3,737)
Proceeds from sale of loans	5,224,852	9,150,868
Loans originated for sale	(6,471,692)	(8,692,388)
Decrease in accrued interest receivable	187,901	63,280
Increase in other assets	(16,677)	(14,728)
Increase in accrued interest payable	146,477	29,089
(Decrease) increase in other liabilities	(125,288)	97,032

Net cash (used in) provided by operating activities	(704,429)	1,021,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan (originations) repayments	3,164,893	(229,069)
Net change in interest bearing deposits in other banks	(8,612,473)	(747,981)
Purchase of securities available-for-sale	0	(13,191,025)
Proceeds from the sale of securities available-for-sale	0	4,000,000
Proceeds from maturing, called and payments received on securities available-for-sale	1,408,618	1,661,110
Proceeds from sale of Federal Home Loan Bank stock	0	1,500
Purchase of Federal Home Loan Bank stock	(24,800)	0
Purchase of premises and equipment	(74,923)	(49,720)
Proceeds from sales of real estate owned	0	143,083
Capital expenditures related to real estate owned	(18,421)	0

Net cash used in investing activities	(4,157,106)	(8,412,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in passbook, NOW and money market deposit accounts	2,389,018	1,174,772
Proceeds from sales of time deposits	10,243,340	9,313,132
Payments on maturing time deposits	(5,802,789)	(3,160,216)
Decrease in borrowed funds	(2,375,000)	(205,000)
Increase (decrease) in official checks outstanding	354,958	(21,465)
Repurchase of common stock	0	(61,605)
Payments of cash dividends	(169,529)	(170,585)

Net cash provided by financing activities	4,639,998	6,869,033

NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS	(221,537)	(521,968)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,784,867	3,451,046

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,563,330	$2,929,078

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits, borrowed funds, and subordinated debentures	$1,333,587	$973,053
Cash payments for income taxes	60,000	100,000
Real estate acquired through foreclosure	12,685	99,384
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
In the opinion of management, all adjustments (all of which are normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of the results of operations which may be expected for the entire year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company’s audited consolidated financial statements.
2. EARNINGS PER SHARE:
The following table represents the earnings per share calculations for the three and nine-month periods ended March 31, 2006 and 2005:

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
March 31, 2006
Basic earnings per share	$291,658	1,541,178	$0.19

Dilutive securities		28,009

Diluted earnings per share	$291,658	1,569,187	$0.19

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
March 31, 2005
Basic earnings per share	$326,055	1,552,078	$0.21

Dilutive securities		34,708

Diluted earnings per share	$326,055	1,586,786	$0.21

3. RECENT ACCOUNTING PRONOUNCEMENTS:
In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-

temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. On November 3, 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1. “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses determining when an investment is considered impaired and whether the impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entry recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entry did not recognize as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of this FSP did not have a material impact on the consolidated statements of financial condition or statements of operations for the Company.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The Company adopted SFAS No. 123(R) on January 1, 2006. The impact of its adoption had no impact on the consolidated statements of financial condition or statements of operations for the Company as all options outstanding were fully vested.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No 133 and 140. This statement amends SFAS No. 133, Accounting for Derivatives and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows the entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the consolidated statements of financial condition or statements of operations of the Company.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. SFAS No. 156 amends SFAS No. 140, with respect to the accounting for separately recognized servicing assets and liabilities. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like accounting. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on the consolidated statements of financial condition or statements of operations of the Company.

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
Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of March 31, 2006, ultimate losses may vary from estimations.
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
Comparison of Financial Condition as of December 31, 2005 and March 31, 2006: Total assets were $224.8 million at March 31, 2006, compared to $220.2 million at December 31, 2005. Net loans decreased $3.2 million, to $103.0 million at March 31, 2006, compared to $106.2 million at December 31, 2005. This decrease was due primarily to a decrease in loans secured by real estate. Total securities available-for-sale were $78.6 million at March 31, 2006, compared to $80.7 million at December 31, 2005.
Cash and cash equivalents and interest-bearing deposits in other banks at March 31, 2006 totaled $25.5 million, compared to $17.2 million at December 31, 2005. The Company is maintaining this level of liquidity in order to fund current loan commitments and other loan originations in 2006 and reduce risk from rising interest rates.
At March 31, 2006, the investment portfolio of $78.6 million consisted primarily of U. S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as “available-for-sale,” which is carried at fair value with the unrealized gains/losses reflected directly in stockholders’ equity, net of taxes.
Total deposits increased $6.8 million, to $199.4 million at March 31, 2006, from $192.6 million at December 31, 2005. This increase was primarily due to an increase in time deposits of $4.4 million and an increase in NOW and money market deposit accounts of $2.4 million. This increase was due to more competitive rates offered by the Bank to attract new deposit customers.
Total borrowed funds decreased $2.4 million, to $0 at March 31, 2006, from $2.4 million at December 31, 2005. This decrease was due to the Company paying off $2.4 million of warrants payable during the quarter ended March 31, 2006.
On December 22, 2003, the Company established Pinnacle Capital Trust I (the “Trust”), a wholly-owned statutory business trust. The Company is the sole sponsor of the trust and owns $93,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $3,000,000 and using proceeds from the issuance of the common and preferred securities to purchase $3,093,000 of junior subordinated debentures (“Subordinated Debentures”) issued by the Company. The sole assets of the Trust are the Subordinated Debentures. The Company’s investment in the Trust is included in other assets in the accompanying consolidated balance sheet at March 31, 2006 and the $3,093,000 obligation of the Company is included in subordinated debt.
Stockholders’ equity decreased from $19.4 million at December 31, 2005, to $19.2 million at March 31, 2006. This decrease was primarily attributable to a $390,000 decrease in the fair value of the Company’s available-for-sale securities portfolio, which is marked to fair value. The interest rate risk in the Company’s portfolio is monitored closely.
Results of Operations-Comparison of the Three-Months Ended March 31, 2006 and 2005: For the three-months ended March 31, 2006, net income was $292,000 compared with net income of $326,000 for the three months ended March 31, 2005. The decrease in net income was attributable in part to a decrease in the Company’s net interest margin due to increases in market interest rates. As market rates increased during the three months ended March 31, 2006, the Company’s cost of funds increased more rapidly than rates on investments. As a result, the Company’s net interest margin was 3.20% for the three months ended March 31, 2006, as compared to 3.40% for the three months ended March 31, 2005. If market rates continue to increase, the Company expects that the margin will continue to decline.

The yield on interest-earning assets increased from approximately 5.46% in the three month period ended March 31, 2005, respectively, to approximately 6.10% in the three month periods ended March 31, 2006, respectively. These increases were due to increases in market interest rates. The cost of funds increased from approximately 2.18% at March 31, 2005, to approximately 3.02% at March 31, 2006, due to increases in market rates.
Net interest income before the provision for loan losses for the three months ended March 31, 2006, was $1,645,887, compared with $1,687,716 in the same period last year. The decrease was primarily due to increases in interest expense on deposits and borrowed funds of $478,000. This increase was offset by increases in interest revenue of $436,000 for the three months ended March 31, 2006, compared with the same periods last year.
Provisions for loan losses are made to maintain the allowance for loan losses at adequate levels. The allowance for loan losses reflects management’s estimates, which take into account historical experience, the amount of non-performing loans, collateral values and general economic conditions. The provision for loan losses was $135,000 for the three months ended March 31, 2006, compared to $156,000 for the three months ended March 31, 2005. It is management’s opinion that the allowance for loan losses at March 31, 2006 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank’s exposure to losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.
Net interest income after the provision for loan losses for the three months ended March 31, 2006, was $1,510,887, compared with $1,531,716 in the same period last year.
Non-interest income, which includes fees and service charges, income from real estate operations, the sale of loans, bank owned life insurance and other income, decreased $19,255, in the three-month period ended March 31, 2006, as compared to the three-month period ended March 31, 2005. This decrease was due primarily to a decrease in the gain on sale of loans held for sale of $47,428, a decrease in the gain on sale of real estate owned of $3,737 and a decrease in service fee income, net of $5,256. These decreases were offset by an increase in fees and service charges on deposit accounts of $19,122, an increase in fees and service charges on loans of $9,624, an increase in BOLI income of $4,670 and a decrease in the loss on sale of securities available-for-sale of $3,750.
Non-interest expense increased $9,782 in the three-month period ended March 31, 2006, as compared to the corresponding prior year period. This was primarily a result of an increase in marketing and professional expense of $4,875, an increase in occupancy expense of $8,041 and an increase in compensation expense of $2,914. These increases were offset by a decrease in all other non-interest expense of $6,048.
Asset/Liability Management: The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate increase applied to all interest-earning assets and interest-bearing liabilities, the Company would expect net losses in fair value of the equity in the underlying instruments of approximately ($155,000), ($369,000) and ($882,000) respectively. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate decrease, the Company would expect net changes in projected net income for the first year of approximately $436,000, $801,000 and $993,000, respectively. This hypothetical is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.
The rate environment is a function of the monetary policy of the Federal Reserve Board (“FRB”). The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of monetary policy going forward. The FRB began to increase the targeted level for the federal funds rate in June 2004 after reaching an all-time low of 1.00% in mid-2003. The targeted fed funds rate increased at each Federal Open Market Committee meeting by 25 basis points and ended May 10, 2006 at 5.00%. Each FRB rate increase becomes more challenging to offset. The ability to delay deposit rate increases and less aggressive repricing of the maturing certificate of deposit portfolio has allowed the Company to offset the negative impact of recent FRB rate movements. Although management believes that the Company’s operating results are not significantly affected by changes in interest rates over an extended period of time, the continued flattening of the yield curve has exerted downward pressure on the net interest margin and net interest income. The Company is most impacted at this time by the increase in short term interest rates which continues to put upward pressure on transaction deposit rates and short term borrowings from the Federal Home Loan Bank (FHLB”) of Atlanta. Under traditional measures of interest rate gap positions, the Company believes that it is moderately liability sensitive in the short-term. Changes in interest rates can affect loans and other interest-earning assets, including the Bank’s investment portfolio. A significant change in interest rates could have a negative impact on the Company’s operating income and portfolio market value.
During the quarter ended March 31, 2006 the Company did not repurchase any shares of its capital stock. On June 10, 2004, the Company announced a supplemental stock repurchase program to acquire an additional 5% of the Company’s outstanding shares outstanding upon completion of its current repurchase program, or 63,936 shares. The stock repurchase program is intended to improve liquidity in the market for the common stock, to increase per share earnings and book value, and to provide a higher rate of return for the Company’s funds. The Company may consider additional repurchase programs in the future.
Capital Resources: Historically, funds provided by operations, mortgage loan principal repayments, deposits and short-term borrowings have been the Bank’s principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowing sources. At March 31, 2006, the Bank’s total loan commitments, including construction loans in process, unused lines of credit and letter of credits, were approximately $30.9 million. Management believes that the Bank’s liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At March 31, 2006, the Company and the Bank exceeded all regulatory capital requirements.
Asset Quality Ratios:

	March 31,	December 31,
	2006	2005
Nonperforming loans as a percent of total loans	0.27%	0.22%
Nonperforming assets as a percent of total assets	0.31%	0.28%
Allowance for loan losses as a percent of total loans	1.32%	1.28%
Allowance for loan losses as a percent of nonperforming loans	495.67%	586.02%

Item 3. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
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
ITEM 6. Exhibits
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

PINNACLE BANCSHARES, INC
DATE: May 15, 2006	BY:	/s/ Robert B. Nolen Jr.
Robert B. Nolen, Jr.
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Marie Guthrie
Marie Guthrie
Treasurer (Principal Accounting Officer)