Form 10QSB
period 2006-06-30
PINNACLE BANCSHARES INC
filed 2006-08-14
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark one)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Yes  ☐     No  ☑
     The number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2006: 1,483,078 shares of common stock.
     Transitional Small Business Disclosure Format (check one):
Yes  ☐     No  ☑

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005
ASSETS:
Cash and cash equivalents	$3,755,645	$3,784,867
Interest-bearing deposits in other banks	16,919,896	13,368,882
Securities available-for-sale	74,893,004	80,653,931
FHLB stock	532,100	507,300
First National Bankers Bancshares stock	525,000	525,000
Loans held for sale	2,693,688	374,192
Loans receivable, net of allowances for loan losses of $1,421,027 and $1,383,410, respectively	109,614,487	106,255,517
Real estate owned, net	244,374	381,229
Premises and equipment	6,575,618	5,892,093
Goodwill	306,488	306,488
Bank owned life insurance	5,254,697	5,096,157
Accrued interest receivable	1,346,742	1,372,733
Other assets	2,274,538	1,730,328

Total assets	$224,936,277	$220,248,717

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$200,420,481	$192,551,915
Subordinated debt	3,093,000	3,093,000
Borrowed funds	0	2,375,000
Official checks outstanding	1,742,810	1,088,302
Accrued interest payable	1,212,533	786,133
Other liabilities	636,208	944,393

Total liabilities	207,105,032	200,838,743

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 2,400,000 authorized; 1,827,813 issued at June 30, 2006 and December 31, 2005, respectively; 1,478,078 and 1,541,178 outstanding at June 30, 2006 and December 31, 2005, respectively	18,278	18,278
Additional paid-in capital	8,479,921	8,479,921
Treasury shares, at cost (349,735 and 286,635 shares at June 30, 2006 and December 31, 2005, respectively)	(4,426,381)	(3,488,724)
Retained earnings	16,741,137	16,405,863
Accumulated other comprehensive loss, net of tax	(2,981,710)	(2,005,364)

Total stockholders’ equity	17,831,245	19,409,974

Total liabilities and stockholders’ equity	$224,936,277	$220,248,717

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST REVENUE:
Interest on loans	$2,138,658	$1,845,037	$4,223,802	$3,605,315
Interest and dividends on securities	829,246	953,230	1,668,672	1,849,328
Other interest	264,432	16,100	465,813	49,582

	3,232,336	2,814,367	6,358,287	5,504,225
INTEREST EXPENSE:
Interest on deposits	1,565,558	1,011,299	2,972,821	1,934,099
Interest on subordinated debentures	62,408	47,337	120,515	90,443
Interest on borrowed funds	0	36,117	14,694	72,353

	1,627,966	1,094,753	3,108,030	2,096,895

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,604,370	1,719,614	3,250,257	3,407,330
PROVISION FOR LOAN LOSSES	112,500	147,000	247,500	303,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,491,870	1,572,614	3,002,757	3,104,330

NONINTEREST INCOME:
Fees and service charges on deposit accounts	214,392	227,825	421,938	416,249
Service fee income, net	33,391	38,074	67,683	77,622
Fees and charges on loans	32,562	37,394	73,205	68,413
Bank owned life insurance	79,270	74,600	158,540	149,200
Net gain (loss) on sale or write-down of:
Loans held for sale	140,632	93,290	207,061	207,147
Real estate owned	(11,492)	(2,113)	(11,492)	1,624
Securities available-for-sale	60	0	60	(3,750)
Premises and equipment	14,737	0	14,737	0

	503,552	469,070	931,732	916,505

NONINTEREST EXPENSE:
Compensation and benefits	842,037	824,377	1,707,660	1,687,086
Occupancy	271,000	270,042	554,360	545,361
Marketing and professional	90,158	91,769	181,817	181,103
Other	241,314	260,333	521,489	544,006

	1,444,509	1,446,521	2,965,326	2,957,556

INCOME BEFORE INCOME TAXES	550,913	595,163	969,163	1,063,279
INCOME TAX EXPENSE	175,180	188,394	301,772	330,455

NET INCOME	$375,733	$406,769	$667,391	$732,824

Basic earnings per share	$0.25	$0.26	$0.44	$0.47
Diluted earnings per share	$0.25	$0.26	$0.43	$0.46
Cash dividends per share	$0.11	$0.11	$0.22	$0.22
Weighted average basic shares outstanding	1,497,178	1,549,222	1,519,056	1,550,775
Weighted average diluted shares outstanding	1,525,258	1,577,604	1,547,101	1,581,292
See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Equity

BALANCE, December 31, 2004	1,821,780	$18,218	$8,418,897	$(3,220,730)	$15,571,155	$(873,110)	$19,914,430
Comprehensive income:
Net income	0	0	0	0	732,824	0	732,824
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	(130,665)	(130,665)

Comprehensive income							602,159
Exercise of stock options	6,033	60	61,024				61,084
Repurchase of common stock (11,333 shares at cost)	0	0	0	(165,856)	0	0	(165,856)
Cash dividends declared ($.22 per share)	0	0	0	0	(341,050)	0	(341,050)

BALANCE, June 30, 2005	1,827,813	$18,278	$8,479,921	$(3,386,586)	$15,962,929	$(1,003,775)	$20,070,767

BALANCE, December 31, 2005	1,827,813	$18,278	$8,479,921	$(3,488,724)	$16,405,863	$(2,005,364)	$19,409,974
Comprehensive loss:
Net income	0	0	0	0	667,391	0	667,391
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	(976,346)	(976,346)

Comprehensive loss							(308,955)
Repurchase of common stock (63,100 shares at cost)	0	0	0	(937,657)	0	0	(937,657)
Cash dividends declared ($.22 per share)	0	0	0	0	(332,117)	0	(332,117)

BALANCE, June 30, 2006	1,827,813	$18,278	$8,479,921	$(4,426,381)	$16,741,137	$(2,981,710)	$17,831,245

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC,
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$667,391	$732,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	249,941	247,694
Provision for loan losses	247,500	303,000
Accretion, net	(104,777)	(57,971)
Increase in cash surrender value of Bank owned life insurance	(158,540)	(149,200)
Net (gain) loss on sale or write down of:
Loans held for sale	(207,061)	(207,147)
Securities available-for-sale	(60)	3,750
Real estate owned	11,492	(1,624)
Premises and equipment	(14,737)	0
Proceeds from sale of loans	12,254,246	15,641,546
Loans originated for sale	(14,366,681)	(15,807,919
Decrease (increase) in accrued interest receivable	25,991	(52,982)
Increase (decrease) in other assets	55,197	(107,929)
Increase in accrued interest payable	426,400	166,058
(Decrease) increase in other liabilities	(308,185)	52,516

Net cash (used in) provided by operating activities	(1,221,883)	762,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan (originations) repayments	(3,505,818)	(4,225,273)
Net change in interest bearing deposits in other banks	(3,551,014)	(999,902)
Purchase of securities available-for-sale	0	(13,191,025)
Proceeds from the sale of securities available-for-sale	0	4,000,000
Proceeds from maturing, called and payments received on securities available-for-sale	4,159,006	3,667,677
Proceeds from sale of Federal Home Loan Bank stock	0	1,500
Purchase of Federal Home Loan Bank stock	(24,800)	(225,000)
Purchase of First National Bankers Bancshares, Inc. stock	0	(525,000)
Purchase of premises and equipment	(935,665)	(158,544)
Proceeds from sales of assets	16,936	0
Proceeds from sales of real estate owned	155,716	253,025

Net cash used in investing activities	(3,685,639)	(11,402,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in passbook, NOW and money market deposit accounts	2,013,641	1,336,000
Proceeds from sales of time deposits	17,387,534	14,079,769
Payments on maturing time deposits	(11,532,609)	(8,023,226)
(Decrease) increase in borrowed funds	(2,375,000)	3,895,000
Increase in official checks outstanding	654,508	76,867
Proceeds from exercise of stock options	0	61,084
Repurchase of common stock	(937,657)	(165,856)
Payments of cash dividends	(332,117)	(341,050)

Net cash provided by financing activities	4,878,300	10,918,588

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,222)	278,662

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,784,867	3,451,046

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,755,645	$3,729,708

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits, borrowed funds, and subordinated debentures	$2,681,680	$1,930,839
Cash payments for income taxes	476,000	380,013
Real estate acquired through foreclosure	30,353	180,543
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
In the opinion of management, all adjustments (all of which are normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results of operations which may be expected for the entire year.
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

2. EARNINGS PER SHARE:
The following table represents the earnings per share calculations for the three and six-month periods ended June 30, 2006 and 2005:

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
June 30, 2006
Basic earnings per share	$375,733	1,497,178	$0.25

Dilutive securities		28,080

Diluted earnings per share	$375,733	1,525,258	$0.25

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
June 30, 2005
Basic earnings per share	$406,769	1,549,222	$0.26

Dilutive securities		28,382

Diluted earnings per share	$406,759	1,577,604	$0.26

			Per
			Share
For The Six Months Ended	Net Income	Shares	Amount
June 30, 2006
Basic earnings per share	$667,391	1,519,056	$0.44

Dilutive securities		28,045

Diluted earnings per share	$667,391	1,547,101	$0.43

			Per
			Share
For The Six Months Ended	Net Income	Shares	Amount
June 30, 2005
Basic earnings per share	$732,824	1,550,775	$0.47

Dilutive securities		30,517

Diluted earnings per share	$732,824	1,581,292	$0.46

3. RECENT ACCOUNTING PRONOUNCEMENTS:
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
In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of the FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this interpretation will have on its financial statements.

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
Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of June 30, 2006, ultimate losses may vary from estimations.
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
Comparison of Financial Condition as of December 31, 2005 and June 30, 2006: Total assets were $224.9 million at June 30, 2006, compared to $220.2 million at December 31, 2005. Net loans increased $3.4 million, to $109.6 million at June 30, 2006, compared to $106.2 million at December 31, 2005. This increase was due primarily to an increase in loans secured by real estate of $1.9 million and an increase in commercial loans of $2.0 million. These increases were offset by a decrease in consumer loans of $500,000. Total securities available-for-sale were $74.9 million at June 30, 2006, compared to $80.7 million at December 31, 2005.
Cash and cash equivalents and interest-bearing deposits in other banks at June 30, 2006 totaled $20.7 million, compared to $17.2 million at December 31, 2005. The Company is maintaining this level of liquidity in order to fund current loan commitments and other loan originations in 2006 and reduce risk from rising interest rates.
At June 30, 2006, the investment portfolio of $74.9 million consisted primarily of U. S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as “available-for-sale,” which is carried at fair value with the unrealized gains/losses reflected directly in stockholders’ equity, net of taxes.
Total deposits increased $7.9 million, to $200.4 million June 30, 2006, from $192.5 million at December 31, 2005. This increase was primarily due to an increase in time deposits of $5.9 million and an increase in NOW and money market deposit accounts of $2.0 million. This increase was due to more competitive rates offered by the Bank to attract new deposit customers.
Total borrowed funds decreased $2.4 million, to $0 at June 30, 2006, from $2.4 million at December 31, 2005. This decrease was due to the Company paying off $2.4 million of warrants payable during the six-months ended June 30, 2006.
On December 22, 2003, the Company established Pinnacle Capital Trust I (the “Trust”), a wholly-owned statutory business trust. The Company is the sole sponsor of the trust and owns $93,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $3,000,000 and using proceeds from the issuance of the common and preferred securities to purchase $3,093,000 of junior subordinated debentures (“Subordinated Debentures”) issued by the Company. The sole assets of the Trust are the Subordinated Debentures. The Company’s investment in the Trust is included in other assets in the accompanying consolidated balance sheet at June 30, 2006 and the $3,093,000 obligation of the Company is included in subordinated debt. Interest expense on Subordinated Debentures was $62,000 and $121,000 for the three and six months ended June 30, 2006, respectively, compared to $47,000 and $90,000 for the three and six months ended June 30, 2005. The increase was due to an increase in the average rate paid from 6.0% in the three and six months ended June 30, 2005 to 8.0% in the three and six months ended June 30, 2006.
Stockholders’ equity decreased $1.6 million, to $17.8 million at June 30, 2006, from $19.4 million at December 31, 2005. This decrease was primarily attributable to the repurchase of 63,100 shares of common stock at a cost of $937,657 and a $976,346 decrease in the fair value of the Company’s available-for-sale securities portfolio, which is marked to fair value. The interest rate risk in the Company’s portfolio is monitored closely.
Results of Operations-Comparison of the Three and Six-Months Ended June 30, 2006 and 2005: For the three-months ended June 30, 2006, net income was $376,000 compared with net income of $407,000 for the three months ended June 30, 2005. For the six-months ended June 30, 2006, net income was $667,000 compared with net income of $733,000 for the six months ended June 30, 2005. The decrease in net income was attributable in part to a decrease in the Company’s net interest margin due to increases in market interest rates. As market rates increased during the three and six months ended June 30, 2006, the Company’s cost of funds increased more rapidly than rates on investments and loans. As a result, the Company’s net interest margin was 3.10% and 3.20% for the three and six months ended June 30, 2006, as compared to 3.50% for the three and six months ended June 30, 2005. If market rates continue to increase, the Company expects that the margin will continue to decline.
The yield on interest-earning assets increased from approximately 5.70% and 5.59% in the three and six months period ended June 30, 2005 to approximately 6.30% and 6.20% in the three and six months period ended June 30, 2006. These increases were due to increases in market interest rates. The cost of funds increased from approximately 2.34% at June 30, 2005, to approximately 3.19% at June 30, 2006 due to increases in market rates.
Net interest income before the provision for loan losses for the three months ended June 30, 2006, was $1,604,000, compared with $1,720,000 in the same period last year. Net interest income before the provision for loan losses for the six months ended June 30, 2006, was $3,250,000, compared with $3,407,000 in the same period last year. The decrease was primarily due to increases in interest expense on deposits of $554,000 and $1,039,000 for the three and six months ended June 30, 2006 respectively. These increases were offset by an increase in interest revenue of $418,000 and $854,000 for the three and six months ended June 30, 2006, respectively, compared with the same periods last year.
Provisions for loan losses are made to maintain the allowance for loan losses at adequate levels. The allowance for loan losses reflects management’s estimates, which take into account historical experience, the amount of non-performing loans, collateral values and general economic conditions. The provision for loan losses was $112,500 and $247,500 for the three and six months ended June 30, 2006, compared to $147,000 and $303,000 for the three ad six months ended June 30, 2005. It is management’s opinion that the allowance for loan losses at June 30, 2006 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank’s exposure to losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.
Net interest income after the provision for loan losses for the three months ended June 30, 2006, was $1,492,000, compared with $1,573,000 in the same period last year. Net interest income after the provision for loan losses for the six months ended June 30, 2006, was $3,003,000 compared with $3,104,000 in the same period last year.
Non-interest income, which includes fees and service charges, income from real estate operations, the sale of loans, bank owned life insurance and other income, increased $34,482, in the three-month period ended June 30, 2006, as compared to the three-month period ended June 30, 2005. This increase was due primarily to an increase in the gain on sale of loans held for sale of $47,342, an increase in gain on sale of assets of $14,737 and an increase in BOLI income of $4,670. These increases were offset by an increase in the loss of sales of real estate owned of $9,379, a decrease in fees and service charges on deposit account of $13,433 and decrease in all other non-interest income of $9,455. Non-interest income increased $15,227 for the six-month period ended June 30, 2006, as compared to the six-month period ended June 30, 2005. This increase was due primarily to an increase in BOLI income of $9,340, an increase in gain on sale of assets of $18,487 an increase in fees and service charges on deposit accounts of $5,689, an increase in fees and charges on loans of $4,792. These increases were offset by an increase in the loss of sales of real estate owned of $13,116 and decrease in service fee income, net of $9,939, an a decrease in all other non-interest income of $26.
Non-interest expense decreased $2,012 in the three-month period ended June 30, 2006, as compared to the corresponding prior year period. This was primarily a result of a decrease in all other non-interest expense of $19,672. This decrease was offset by a increase in compensation expense of $17,660. Non-interest expense increased $7,770 in the six-month period ended June 30, 2006, as compared to the corresponding prior year period. This increase was primarily a result of an increase in compensation expense of $20,574 and an increase in occupancy expense of $8,999. These increases were offset by a decrease in all other non-interest income of $21,803.
Asset/Liability Management: The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate increase applied to all interest-earning assets and interest-bearing liabilities, the Company would expect net losses in fair value of the equity in the underlying instruments of approximately ($193,000), ($480,000) and ($1,137,000) respectively. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate decrease, the Company would expect net changes in projected net income for the first year of approximately $587,000, $1,047,000 and $1,845,000, respectively. This hypothetical is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.
The rate environment is a function of the monetary policy of the Federal Reserve Board (“FRB”). The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of monetary policy going forward. The FRB began to increase the targeted level for the federal funds rate in June 2004 after reaching an all-time low of 1.00% in mid-2003. The targeted fed funds rate increased at each Federal Open Market Committee meeting by 25 basis points and ended June 29, 2006 at 5.25%. Each FRB rate increase becomes more challenging to offset. The ability to delay deposit rate increases and less aggressive repricing of the maturing certificate of deposit portfolio has allowed the Company to offset the negative impact of recent FRB rate movements. The continued flattening of the yield curve has exerted downward pressure on the net interest margin and net interest income. The Company is most impacted at this time by the increase in short term interest rates which continues to put upward pressure on transaction deposit rates and short term borrowings from the Federal Home Loan Bank (FHLB”) of Atlanta. Under traditional measures of interest rate gap positions, the Company believes that it is moderately liability sensitive in the short-term. Changes in interest rates can affect loans and other interest-earning assets, including the Bank’s investment portfolio. A significant change in interest rates could have a negative impact on the Company’s operating income and portfolio market value.
Stock Repurchases: The following table details the purchases under the Company’s stock repurchase program during the six months ended June 30, 2006.

	Total		Total Number of	Maximum Number
	Number	Average Price	Shares Purchased	of Shares that May
	of Shares	Paid per	As Part of Publicly	Yet Be Purchased
Period	Purchased	Share	Announced Programs	Under the Programs
January 1-31, 2006	0	0	0	$63,936
February 1-28, 2006	0	0	0	0
March 1-31, 2006	0	0	0	0
April 1-30, 2006	0	0	0	0
May 1-31, 2006	58,800	14.87	58,800	5,136
June 1-30, 2006	4,300	14.72	4,300	74,736

Total	63,100	$14.86	63,100	74,736

       On June 28, 2006, the Company announced a supplemental stock repurchase program to acquire an additional 5% of the Company’s outstanding shares outstanding upon completion of its current repurchase program, or 73,900 shares. The stock repurchase program is intended to improve liquidity in the market for the common stock, to increase per share earnings and book value, and to provide a higher rate of return for the Company’s funds. The Company may consider additional repurchase programs in the future.
Capital Resources: Historically, funds provided by operations, mortgage loan principal repayments, deposits and short-term borrowings have been the Bank’s principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowing sources. At June 30, 2006, the Bank’s total loan commitments, including construction loans in process, unused lines of credit and letter of credits, were approximately $37.0 million. Management believes that the Bank’s liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At June 30, 2006, the Company and the Bank exceeded all regulatory capital requirements.
Asset Quality Ratios:

	June 30,	December 31,
	2006	2005
Nonperforming loans as a percent of total loans	0.34%	0.22%
Nonperforming assets as a percent of total assets	0.27%	0.28%
Allowance for loan losses as a percent of total loans	1.29%	1.28%
Allowance for loan losses as a percent of nonperforming loans	380.97%	586.02%
New Branch Office: In recent years, the Company has expanded its operations in the Birmingham, Alabama metropolitan area. A new full-service branch office in Gardendale, Alabama was opened on August 7, 2006. Additional annual expenses associated with the new branch and additional commercial lending personnel were approximately $100,000 in the six months ended June 30, 2006. The Company currently intends to expand further in the Birmingham market and other markets contiguous with the Company’s current market area as appropriate opportunities become available.
Item 3. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
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

PART II – OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding the Company’s purchases of equity is described on page13 under Item 2. “Management’s Discussion and Analysis or Plan or Operation.”
ITEM 4. Submission of Matters to a Vote of Security Holders
On May 24, 2006, the Company held its Annual Meeting of Stockholders at which the following matters were considered and voted on.
          PROPOSAL I-ELECTION OF DIRECTORS

NOMINEES	FOR	WITHHELD	TERM
James W. Cannon	1,215,422	99,060	2009
Robert B. Nolen Jr.	1,213,922	100,560	2009
Max W. Perdue	1,215,293	99,189	2009
          There were no abstentions or broker non-votes.
          PROPOSAL II-RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS
Ratification of the appointment of KPMG, LLP as independent auditors of the Company for the fiscal year ending December 31, 2006.

FOR	AGAINST	ABSTAINED
1,306,876	4,386	3,220
          There were no broker non-votes
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

PINNACLE BANCSHARES, INC

DATE: August 14, 2006	BY:	/s/ Robert B. Nolen Jr.

Robert B. Nolen, Jr.
President and Chief
Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

/s/ Marie Guthrie

Marie Guthrie
Treasurer
(Principal Accounting Officer)