Form 10QSB
period 2006-09-30
PINNACLE BANCSHARES INC
filed 2006-11-14
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark one)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2006: 1,464,538 shares of common stock.
     Transitional Small Business Disclosure Format (check one): Yes ☐     No ☑

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2006	2005
ASSETS:
Cash and cash equivalents	$3,377,474	$3,784,867
Interest-bearing deposits in other banks	19,896,203	13,368,882
Securities available-for-sale	78,994,370	80,653,931
FHLB stock	532,100	507,300
First National Bankers Bancshares stock	525,000	525,000
Loans held for sale	1,187,995	374,192
Loans receivable, net of allowances for loan losses of $1,489,138 and $1,383,410, respectively	109,930,719	106,255,517
Real estate owned, net	322,509	381,229
Premises and equipment, net	7,170,456	5,892,093
Goodwill	306,488	306,488
Bank owned life insurance
Accrued interest receivable
Other assets	5,333,967	5,096,157
	1,355,190	1,372,733
	1,682,849	1,730,328

Total assets	$230,615,320	$220,248,717

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$205,789,073	$192,551,915
Subordinated debt	3,093,000	3,093,000
Borrowed funds	0	2,375,000
Official checks outstanding	780,477	1,088,302
Accrued interest payable	1,259,013	786,133
Other liabilities	988,758	944,393

Total liabilities	211,910,321	200,838,743

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 2,400,000 authorized; 1,872,313 and 1,827,813 issued at September 30, 2006 and December 31, 2005, respectively; 1,464,538 and 1,541,178 outstanding at September 30, 2006 and December 31, 2005, respectively	18,723	18,278
Additional paid-in capital	8,923,223	8,479,921
Treasury shares, at cost (407,775 and 286,635 shares at September 30, 2006 and December 31, 2005, respectively)	(5,285,739)	(3,488,724)
Retained earnings	16,906,257	16,405,863
Accumulated other comprehensive loss, net of tax	(1,857,465)	(2,005,364)

Total stockholders’ equity	18,704,999	19,409,974

Total liabilities and stockholders’ equity	$230,615,320	$220,248,717

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST REVENUE:
Interest on loans	$2,318,758	$2,019,364	$6,542,560	$5,624.679
Interest and dividends on securities	864,755	936,482	2,533,427	2,785,810
Other interest	228,097	14,665	693,910	64,247

	3,411,610	2,970,511	9,769,897	8,474,736
INTEREST EXPENSE:
Interest on deposits	1,667,211	1,134,499	4,640,032	3,068,598
Interest on subordinated debt	66,555	51,473	187,070	141,916
Interest on borrowed funds	0	54,293	14,694	126.646

	1,733,766	1,240,265	4,841,796	3,337,160

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,677,844	1,730,246	4,928,101	5,137,576
PROVISION FOR LOAN LOSSES	135,000	137,500	382,500	440,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,542,844	1,592,746	4,545,601	4,697,076

NONINTEREST INCOME:
Fees and service charges on deposit accounts	221,645	234,388	643,583	650,637
Service fee income, net	32,429	36,588	100,112	114,210
Fees and charges on loans	26,403	59,806	99,608	128,219
Bank owned life insurance	79,270	74,600	237,810	223,800
Net gain (loss) on sale or write-down of:
Loans held for sale	91,842	130,605	298,903	337,752
Real estate owned	86,150	24,935	74,658	26,559
Securities available-for-sale	0	0	60	(3,750)
Premises and equipment	0	0	14,737	0

	537,739	560,922	1,469,471	1,477,427

NONINTEREST EXPENSE:
Compensation and benefits	948,656	817,305	2,656,316	2,504,391
Occupancy	292,356	274,990	846,716	820,351
Marketing and professional	95,055	117,865	276,872	298,968
Other	273,276	261,227	794,765	805,233

	1,609,343	1,471,387	4,574,669	4,428,943

INCOME BEFORE INCOME TAXES	471,240	682,281	1,440,403	1,745,560
INCOME TAX EXPENSE	146,350	220,773	448,122	551,228

NET INCOME	$324,890	$461,508	$992,281	$1,194,332

Basic earnings per share	$0.22	$0.30	$0.66	$0.77
Diluted earnings per share	$0.22	$0.29	$0.65	$0.76
Cash dividends per share	$0.11	$0.11	$0.33	$0.33
Weighted average basic shares outstanding	1,471,126	1,551,361	1,502,904	1,549,355
Weighted average diluted shares outstanding	1,476,567	1,579,320	1,523,414	1,579,019
See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Equity
BALANCE, December 31, 2004	1,821,780	$18,218	$8,418,897	$(3,220,730)	$15,571,155	$(873,110)	$19,914,430
Comprehensive income:
Net income	0	0	0	0	1,194,332	0	1,194,332
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	(975,439)	(975,439)

Comprehensive income							218,893
Exercise of stock options	6,033	60	61,024				61,084
Repurchase of common stock (16,233 shares at cost)	0	0	0	(232,498)	0	0	(232,498)
Cash dividends declared ($.33 per share)	0	0	0	0	(512,046)	0	(512,046)

BALANCE, September 30, 2005	1,827,813	$18,278	$8,479,921	$(3,453,228)	$16,253,441	$(1,848,549)	$19,449,863

BALANCE, December 31, 2005	1,827,813	$18,278	$8,479,921	$(3,488,724)	$16,405,863	$(2,005,364)	$19,409,974
Comprehensive loss:
Net income	0	0	0	0	992,281	0	992,281
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	147,899	147,899

Comprehensive income							1,140,180
Exercise of stock options, net of tax benefit	44,500	445	443,302	0	0	0	443,747
Repurchase of common stock (121,140 shares at cost)	0	0	0	(1,797,015)	0	0	(1,797,015)
Cash dividends declared ($.33 per share)	0	0	0	0	(491,887)	0	(491,887)

BALANCE, September 30, 2006	1,872,313	$18,723	$8,923,223	$(5,285,739)	$16,906,257	$(1,857,465)	$18,704,999

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC,
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$992,281	$1,194,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	375,935	369,339
Provision for loan losses	382,500	440,500
Accretion, net	(125,550)	(111,302)
Increase in cash surrender value of Bank owned life insurance	(237,810)	(223,800)
Excess tax benefits on stock options	(51,590)	0
Net (gain) loss on sale or write down of:
Loans held for sale	(298,903)	(337,752)
Securities available-for-sale	(60)	3,750
Real estate owned	(74,658)	(26,559)
Premises and equipment	(14,737)	0
Proceeds from sale of loans	20,301,457	26,059,646
Loans originated for sale	(20,816,357)	(26,253,049)
Decrease (increase) in accrued interest receivable	17,543	(20,004)
Decrease (increase) in other assets	(41,666)	5,868
Increase in accrued interest payable	472,880	179,476
Increase in other liabilities	95,955	181,311

Net cash provided by operating activities	977,220	1,461,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan originations	(4,044,638)	(7,117,974)
Net change in interest bearing deposits in other banks	(6,527,321)	(1,255,839)
Purchase of securities available-for-sale	(5,654,191)	(13,191,025)
Proceeds from the sale of securities available-for-sale	3,000,000	4,000,000
Proceeds from maturing, called and payments received on securities available-for-sale	4,483,251	6,558,289
Proceeds from sale of Federal Home Loan Bank stock	0	222,000
Purchase of Federal Home Loan Bank stock	(24,800)	(312,300)
Purchase of First National Bankers Bancshares, Inc. stock	0	(525,000)
Purchase of premises and equipment	(1,656,497)	(273,990)
Proceeds from sales of assets	16,936	0
Proceeds from sales of real estate owned	313,469	365,027

Net cash used in investing activities	(10,093,791)	(11,530,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in passbook, NOW and money market deposit accounts	2,766,170	3,808,066
Proceeds from sales of time deposits	27,273,111	21,978,814
Payments on maturing time deposits	(16,802,123)	(14,368,328)
Decrease in borrowed funds	(2,375,000)	(205,000)
(Decrease) increase in official checks outstanding	(307,825)	22,023
Proceeds from exercise of stock options	392,157	61,084
Excess tax benefits on stock options	51,590	0
Repurchase of common stock	(1,797,015)	(232,498)
Payments of cash dividends	(491,887)	(512,046)

Net cash provided by financing activities	8,709,178	10,552,115

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(407,393)	483,059

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,784,867	3,451,046

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,377,474	$3,934,105

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits, borrowed funds, and subordinated debentures	$4,368,916	$3,157,684
Cash payments for income taxes	616,870	580,013
Real estate acquired through foreclosure	180,091	708,867
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
In the opinion of management, all adjustments (all of which are normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results of operations which may be expected for the entire year.
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

2. EARNINGS PER SHARE:
The following table represents the earnings per share calculations for the three and nine-month periods ended September 30, 2006 and 2005:

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
September 30, 2006
Basic earnings per share	$324,890	1,471,126	$0.22

Dilutive securities		5,441

Diluted earnings per share	$324,890	1,476,567	$0.22

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
September 30, 2005
Basic earnings per share	$461,508	1,551,361	$0.30

Dilutive securities		27,959

Diluted earnings per share	$461,508	1,579,320	$0.29

			Per
			Share
For The Nine Months Ended	Net Income	Shares	Amount
September 30, 2006
Basic earnings per share	$992,281	1,502,904	$0.66

Dilutive securities		20,510

Diluted earnings per share	$992,281	1,523,414	$0.65

			Per
			Share
For The Nine Months Ended	Net Income	Shares	Amount
September 30, 2005
Basic earnings per share	$1,194,332	1,549,355	$0.77

Dilutive securities		29,664

Diluted earnings per share	$1,194,332	1,579,019	$0.76

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
In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of the FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This is effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of this interpretation will not have a material impact on the consolidated statements of financial condition or statements of operations.
In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. Management will be required to adopt this statement beginning 2008. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition or statements of operations.
In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 amends SFAS statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Secondly, it requires employers to measure the plans assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The standard is required to be adopted by entities having fiscal years ending after December 15, 2006. Because the Company does not have any defined benefit plans or other post retirement plans this standard is not expected to have an impact on the Company’s consolidated financial condition or statements of operations.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (”SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying financial misstatements to determine if any restatement of prior financial statements is required. The statement addresses the two techniques commonly used in practice in accumulating and quantifying misstatements, and requires that the technique with the most severe results be used in determining whether a misstatement is material. The statement is required to be adopted by the Company on January 1, 2007. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial condition or statements of operations.

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
The allowance for loan losses is maintained at a level which management considers to be adequate to absorb losses inherent in the loan portfolio. Management’s estimation of the amount of the allowance is based on a continual evaluation of the loan portfolio and includes such factors as economic conditions, analysis of individual loans, overall portfolio characteristics, delinquencies and the balance of any impaired loans (generally considered to be nonperforming loans, excluding residential mortgages and other homogeneous loans).
Management reviews the adequacy of the allowance for loan losses on a continual basis by assessing the quality of the loan portfolio and adjusting the allowance when appropriate. Management’s evaluation of certain specifically identified loans includes a review of the financial condition and capacity of the borrower, the value of the collateral, current economic trends, historical losses, workout and collection arrangements, and possible concentrations of credit. The loan review process also includes a collective evaluation of credit quality within the mortgage and installment loan portfolios. In establishing the allowance, loss percentages are applied to groups of loans with similar risk characteristics. These loss percentages are determined by historical experience, portfolio mix, regulatory influence, and other economic factors. Each quarter this review is quantified in a report to management, which uses it to determine whether an appropriate allowance is being maintained. This report is then submitted to the Audit Committee and to the Board of Directors quarterly.
Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of September 30, 2006, ultimate losses may vary from estimations.
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
Comparison of Financial Condition as of December 31, 2005 and September 30, 2006: Total assets were $230.6 million at September 30, 2006, compared to $220.2 million at December 31, 2005. Net loans increased $3.7 million, to $109.9 million at September 30, 2006, compared to $106.2 million at December 31, 2005. This increase was due primarily to an increase in loans secured by real estate of $4.2 million and an increase in commercial loans of $1.1 million. These increases were offset by a decrease in consumer loans of $1.6 million, primarily due to increased rate competition. Total securities available-for-sale were $79.0 million at September 30, 2006, compared to $80.7 million at December 31, 2005.
Cash and cash equivalents and interest-bearing deposits in other banks at September 30, 2006 totaled $23.3 million, compared to $17.2 million at December 31, 2005. The Company is maintaining this level of liquidity in order to fund current loan commitments and other loan originations in 2006 and reduce risk from rising interest rates. At September 30, 2006 loan commitments totaled $38.0 million.
At September 30, 2006, the investment portfolio of $79.0 million consisted primarily of U. S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as “available-for-sale,” which is carried at fair value with the unrealized gains/losses reflected directly in stockholders’ equity, net of taxes.
Total deposits increased $13.2 million, to $205.8 million at September 30, 2006, from $192.6 million at December 31, 2005. This increase was primarily due to an increase in time deposits of $10.5 million and an increase in passbook, NOW and money market deposit accounts of $2.7 million. This increase was due to more competitive rates offered by the Bank to attract new deposit customers.
There were no borrowed funds at September 30, 2006, compared to total borrowed funds of $2.4 million at December 31, 2005. This decrease was due to the Company paying off $2.4 million of warrants payable during the nine-months ended September 30, 2006.
On December 22, 2003, the Company established Pinnacle Capital Trust I (the “Trust”), a wholly-owned statutory business trust. The Company is the sole sponsor of the trust and owns $93,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $3,000,000 and using proceeds from the issuance of the common and preferred securities to purchase $3,093,000 of junior subordinated debentures (“Subordinated Debentures”) issued by the Company. The sole assets of the Trust are the Subordinated Debentures. The Company’s investment in the Trust is included in other assets in the accompanying consolidated balance sheet at September 30, 2006 and the $3,093,000 obligation of the Company is included in subordinated debt. Interest expense on Subordinated Debentures was $67,000 and $187,000 for the three and nine months ended September 30, 2006, respectively, compared to $51,000 and $142,000 for the three and nine months ended September 30, 2005. The increase was due to an increase in the average rate paid from 6.7% and 6.1% in the three and nine months ended September 30, 2005 to 8.6% and 8.1% n the three and nine months ended September 30, 2006.
Stockholders’ equity decreased from $19.4 million at December 31, 2005 to $18.7 million at September 30, 2006. This decrease was primarily attributable to the repurchase of 121,140 shares of common stock at a cost of $1,797,015.
Results of Operations-Comparison of the Three and Nine-Months Ended September 30, 2006 and 2005: For the three-months ended September 30, 2006, net income was $325,000, compared with net income of $462,000 for the three months ended September 30, 2005. For the nine-months ended September 30, 2006, net income was $992,000 compared with net income of $1,194,000 for the nine months ended September 30, 2005. The decrease in net income was attributable in part to a decrease in the Company’s net interest margin primarily due to an inverted yield curve, which caused the Company’s cost of funds to increase more rapidly than interest earned on investments and loans. As a result, the Company’s net interest margin was 3.30% and 3.20% for the three and nine months ended September 30, 2006, respectively, as compared to 3.40% and 3.50% for the three and nine months ended September 30, 2005, respectively. If market rates continue to increase, the Company expects that the margin will continue to decline.
The yield on interest-earning assets increased from approximately 5.87% and 5.69% in the three and nine months period ended September 30, 2005, respectively, to approximately 6.62% and 6.34% in the three and nine months period ended September 30, 2006, respectively. The cost of funds increased from approximately 2.58% at September 30, 2005, to approximately 3.38% at September 30, 2006. These increases were due to increases in market interest rates.
Net interest income before the provision for loan losses for the three months ended September 30, 2006, was $1,678,000, compared with $1,730,000 in the same period last year. Net interest income before the provision for loan losses for the nine months ended September 30, 2006, was $4,928,000, compared with $5,138,000 in the same period last year. The decrease was primarily due to increases in interest expense on deposits of $533,000 and $1,571,000 for the three and nine months ended September 30, 2006, respectively. These increases were offset in part by increases in interest revenue of $441,000 and $1,295,000 for the three and nine months ended September 30, 2006, respectively, compared with the same periods last year.
Provisions for loan losses are made to maintain the allowance for loan losses at adequate levels. The allowance for loan losses reflects management’s estimates, which take into account historical experience, the amount of non-performing loans, collateral values and general economic conditions. The provision for loan losses was $135,000 and $382,500 for the three and nine months ended September 30, 2006, respectively, compared to $137,500 and $440,500 for the three and nine months ended September 30, 2005, respectively. It is management’s opinion that the allowance for loan losses at September 30, 2006 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank’s exposure to losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.
Net interest income after the provision for loan losses for the three months ended September 30, 2006, was $1,543,000, compared with $1,593,000 in the same period last year. Net interest income after the provision for loan losses for the nine months ended September 30, 2006, was $4,546,000 compared with $4,697,000 in the same period last year.
Non-interest income, which includes fees and service charges, income from real estate operations, the sale of loans, bank owned life insurance and other income, decreased $23,000 in the three-month period ended September 30, 2006, as compared to the three-month period ended September 30, 2005. This decrease was due primarily to a decrease in the gain on sale of loans held for sale of $39,000 a decrease in fees and service charges on deposit accounts of $13,000, a decrease in fees and service charges on loans of $33,000 and a decrease in service fee income of $4,000. These decreases were offset by an increase BOLI income of $5,000 and an increase in the gain of real estate owned of $61,000. Non-interest income decreased $8,000 for the nine-month period ended September 30, 2006, as compared to the nine-month period ended September 30, 2005. This decrease was due primarily to a decrease in the gain on sale of loans held for sale of $39,000, a decrease in fees and service charges on deposit accounts of $7,000, a decrease in fees and service charges on loans of $29,000, a decrease in service fee income of $14,000. These decreases were offset by an increase BOLI income of $14,000 and an increase in the gain of real estate owned of $48,000 and an increase in all other non-interest income of $19,000. Included in the gain on sale of real estate owned during the nine months ended September 30, 2006 was a gain of $86,000 on the sale of investment property that has a cost basis of $1.00.
Non-interest expense increased $138,000 in the three-month period ended September 30, 2006, as compared to the corresponding prior year period. This increase was primarily due to an increase in compensation and benefits expense of $131,000, an increase in occupancy of $17,000, an increase in all other non-interest expense of $13,000.

These increases were offset by a decrease in marketing and professional expense of $23,000. Non-interest expense increased $146,000 in the nine-month period ended September 30, 2006 as compared to the corresponding prior year period. This increase was primarily due to an increase in compensation and benefits of $152,000, an increase in occupancy expense of $26,000. These increases were offset by a decrease in marketing and professional expense of $22,000 and a decrease in all other non-interest expense of $10,000.
Asset/Liability Management: The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate increase applied to all interest-earning assets and interest-bearing liabilities, the Company would expect net losses in fair value of the equity in the underlying instruments of approximately ($509,000), ($885,000) and ($1,756,000) respectively. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate decrease, the Company would expect net changes in projected net income for the first year of approximately $611,000, $1,111,000 and $1,404,000 respectively. This hypothetical is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.
The rate environment is a function of the monetary policy of the Federal Reserve Board (“FRB”). The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of monetary policy going forward. The FRB began to increase the targeted level for the federal funds rate in June 2004 after reaching an all-time low of 1.00% in mid-2003. The targeted fed funds rate increased at each Federal Open Market Committee meeting by 25 basis points and ended September 30, 2006 at 5.25%. Each FRB rate increase becomes more challenging to offset. The ability to delay deposit rate increases and less aggressive repricing of the maturing certificate of deposit portfolio has allowed the Company to offset the negative impact of recent FRB rate movements. The continued flattening of the yield curve has exerted downward pressure on the net interest margin and net interest income. The Company is most impacted at this time by the increase in short term interest rates which continues to put upward pressure on transaction deposit rates and short term borrowings from the Federal Home Loan Bank (FHLB”) of Atlanta. Under traditional measures of interest rate gap positions, the Company believes that it is moderately liability sensitive in the short-term. Changes in interest rates can affect loans and other interest-earning assets, including the Bank’s investment portfolio. A significant change in interest rates could have a negative impact on the Company’s operating income and portfolio market value.
Stock Repurchases: The following table details the purchases under the Company’s stock repurchase program during the six months ended September 30, 2006.

	Total		Total Number of	Maximum Number
	Number	Average Price	Shares Purchased	of Shares that May
	of Shares	Paid per	As Part of Publicly	Yet Be Purchased
Period	Purchased	Share	Announced Programs	Under the Programs
January 1-31, 2006	0	$0	0	63,936
February 1-28, 2006	0	0	0	0
March 1-31, 2006	0	0	0	0
April 1-30, 2006	58,800	14.87	58,800	5,136
May 1-31, 2006	4,300	14.72	4,300	74,736
June 1-30, 2006	0	0	0	0
July 1-31, 2006	0	0	0	0
August 1-31,2006	58,040	14.81	58,040	16,696
September 1-30, 2006	0	0	0	16,696

Total	121,140	$14.83	121,140	16,696
On June 28, 2006, the Company announced a supplemental stock repurchase program to acquire an additional 5% of the Company’s outstanding shares outstanding upon completion of its current repurchase program, or 73,900 shares. The stock repurchase program is intended to improve liquidity in the market for the common stock, to increase per share earnings and book value, and to provide a higher rate of return for the Company’s funds. As of September 30, 2006 the Company had repurchased 58,040 shares at an average price of $14.81 per share under the supplemental stock repurchase program. The Company may consider additional repurchase programs in the future.
Capital Resources: Historically, funds provided by operations, mortgage loan principal repayments, deposits and short-term borrowings have been the Bank’s principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowing sources. At September 30, 2006, the Bank’s total loan commitments, including construction loans in process, unused lines of credit and letter of credits, were approximately $38.0 million. Management believes that the Bank’s liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At September 30, the Company and the Bank exceeded all regulatory capital requirements.
Asset Quality Ratios:

	September 30,	December 31,
	2006	2005
Nonperforming loans as a percent of total loans	0.17%	0.22%
Nonperforming assets as a percent of total assets	0.22%	0.28%
Allowance for loan losses as a percent of total loans	1.34%	1.28%
Allowance for loan losses as a percent of nonperforming loans	767.53%	586.02%
New Branch Office: In recent years, the Company has expanded its operations in the Birmingham, Alabama metropolitan area. A new full-service branch office in Gardendale, Alabama was opened on August 7, 2006. Additional annual expenses associated with the new branch and additional commercial lending personnel were approximately $170,000 in the nine months ended September 30, 2006. The Company currently intends to expand further in the Birmingham market and other market areas as appropriate opportunities become available.
Item 3. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
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

PINNACLE BANCSHARES, INC

DATE: November 14, 2006	BY:	/s/ Robert B. Nolen Jr.

Robert B. Nolen, Jr.
President and Chief
Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

/s/ Marie Guthrie

Marie Guthrie
Treasurer
(Principal Accounting Officer)