Form 10KSB
period 2006-12-31
PINNACLE BANCSHARES INC
filed 2007-04-02
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State issuer’s revenues for its most recent fiscal year. $15,155,011
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price ($15.30 per share) at which the Common Stock was sold on March 5, 2007, was approximately $19,169,997. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant’s Common Stock.
As of the close of business on March 31, 2007, 1,464,538 shares of the registrant’s Common Stock were outstanding.
Transitional Small Business Disclosure Format: YES ☐ NO ☑
Documents Incorporated By Reference
Part II:
Annual Report to Stockholders for the year ended December 31, 2006.
Part III:
Portions of the definitive proxy statement for the 2007 Annual Meeting of Stockholders.

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
     The Bank. The Bank is an Alabama-chartered commercial bank with seven offices located in Central and Northwest Alabama. The Bank converted from a federal stock savings bank to an Alabama-chartered commercial bank on January 31, 1997 in connection with the holding company reorganization. The Bank has its main office at 1811 Second Avenue, Jasper, Alabama, and also has a branch office in Jasper, Alabama, with other branch offices in Sumiton, Haleyville, Vestavia, Trussville and Gardendale, Alabama.
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

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Financial Condition and Other Data:
Total amount of:
Assets	$232,234	$220,249	$207,832	$208,574	$218,290
Loans, net	113,490	106,256	99,600	105,477	119,375
Interest-bearing deposits in other banks	8,599	13,369	485	256	357
Securities	87,852	80,654	89,025	83,325	75,301
Loans held for sale	976	374	1,206	1,428	4,969
Deposits	206,570	192,552	179,966	179,939	188,955
Subordinated debt	3,093	3,093	3,093	3,093	0
Other borrowed funds	0	2,375	2,580	3,465	5,940
Stockholders’ equity	19,406	19,410	19,914	19,431	19,955

Number of:
Loans outstanding	2,884	3,006	3,076	3,243	3,428
Deposits	12,829	12,930	13,157	13,624	14,301
Full service offices open	7	6	6	6	6

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Operating Data:
Interest income	$13,265	$11,559	$10,636	$11,287	$13,103
Interest expense	6,722	4,717	3,516	3,906	5,982

Net interest income before provision for loan losses	6,543	6,842	7,120	7,381	7,121
Provision for loan losses	405	575	588	963	647

Net interest income after provision for losses	6,138	6,267	6,532	6,418	6,474
Noninterest income	1,890	1,816	1,763	2,845	2,157
Noninterest expense	6,062	5,875	5,794	5,569	5,593
Income tax expense	615	691	769	1,268	1,025

Net income	$1,351	$1,517	$1,732	$2,426	$2,013

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

	For the Years Ended December 31,
	2006			2005			2004
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$108,314	$8,896	8.2%	$103,640	$7,725	7.5%	$105,583	$7,294	6.9%
Securities available-for-sale	81,395	3,505	4.3%	91,952	3,697	4.0%	85,318	3,298	3.9%
Other	17,420	864	5.0%	3,887	137	3.5%	2,904	44	1.5%

Total interest earning assets	207,129	13,265	6.4%	199,479	11,559	5.8%	193,805	10,636	5.5%
Non-interest-earning assets	18,317			17,253			16,787

Total assets	$225,446			$216,732			$210,592

Interest-bearing liabilities:
Deposits	$201,478	6,455	3.2%	$188,845	4,357	2.3%	$181,296	3,200	1.8%
Subordinated debt	3,093	253	8.2%	3,093	198	6.4%	3,093	143	4.6%
Borrowed funds	169	14	8.3%	2,981	162	5.4%	4,159	173	4.2%

Total interest-bearing liabilities:	204,740	6,722	3.3%	194,919	4,717	2.4%	188,548	3,516	1.9%
Non-interest-bearing liabilities	1,856			2,285			2,365

Total Liabilities:	206,596			197,204			190,913
Equity	18,850			19,528			19,679

Total Liabilities and Equity	$225,446			$216,732			$210,592

Net interest-earning assets	$2,389			$4,560			$5,257

Net interest income		$6,543			$6,842			$7,120

Interest rate spread			3.1%			3.4%			3.6%

Net interest margin			3.2%			3.4%			3.7%

Ratio of average interest-earning assets to
interest-bearing liabilities			101.2%			102.3%			102.8%

Lending Activities
     General. The Bank’s net loan portfolio totaled $113.5 million at December 31, 2006, or 48.9% of its total assets. On that date, $86.2 million, or 76.0% of total net loans outstanding.
     The Bank’s volume of total loans originated to be retained in the Bank’s loan portfolio totaled approximately $76.0 million during the year ended December 31, 2006, and $80.1 million during the year ended December 31, 2005. The Bank directly originates most of its mortgage loans through its existing branches. These loans have been originated predominantly within the Bank’s geographical lending area of Walker, Jefferson, Shelby, Winston and Fayette counties, in Alabama.
     The Bank seeks to improve the interest rate sensitivity of its mortgage loan portfolio through the origination of adjustable rate loans, which constituted approximately 50% of the single-family residential mortgage loans in the Bank’s loan portfolio, and 25% of the Bank’s net loan portfolio at December 31, 2006. Most adjustable rate mortgage loans are held in the Bank’s loan portfolio, while most fixed-rate mortgage loans are sold as whole loans to the Federal Home Loan Mortgage Corporation (“FHLMC”) or other investors.
     The loan portfolio continues to shift away from permanent residential mortgages which represented approximately 26% of the loan portfolio at December 31, 2006. A substantial percent of the Bank’s residential loan portfolio is non-owner occupied. Also the Company’s exposure to losses from subprime loans is very low.
     The following table sets forth, in dollar amounts and percentages, the major categories of the Bank’s loans.

	December 31,
	2006		2005		2004
	(Dollars in thousands)
Type of loan:
Commercial real estate loans	$21,572	19.0%	$17,124	16.1%	$18,901	19.0%
Residential real estate loans, including equity lines	42,990	37.9%	45,873	43.2%	45,460	45.6%
Construction and development loans	21,645	19.0%	17,993	16.9%	12,019	12.1%
Commercial business loans	16,345	14.4%	12,940	12.2%	10,807	10.9%
Consumer loans	12,482	11.0%	13,878	13.1%	13,709	13.7%
Less—
Discounts and other	163	0.1%	169	0.2%	129	0.1%
Allowance for loan losses	1,382	1.2%	1,383	1.3%	1,167	1.2%

Total	$113,489	100.00%	$106,256	100.00%	$99,600	100.00%

	December 31,
	2003		2002
	(Dollars in thousands)
Type of loan:
Commercial real estate loans	$18,854	17.9%	$22,300	18.7%
Residential real estate loans, including equity lines	50,183	47.6%	57,889	48.5%
Construction and development loans	14,060	13.3%	15,329	12.8%
Commercial business loans	10,568	10.0%	11,549	9.7%
Consumer loans	13,444	12.8%	13,834	11.6%
Less—
Discounts and other	165	0.2%	204	0.2%
Allowance for loan losses	1,467	1.4%	1,322	1.1%

Total	$105,477	100.00%	$119,375	100.00%

     Commercial Real Estate Loans. Commercial real estate loans outstanding at December 31, 2006 totaled $21.6 million or 19.0% of the loan portfolio. The original amounts of the ten largest commercial real estate loans outstanding at December 31, 2006 range from $750,000 to $3.4 million.
     Commercial lending is generally considered to involve a higher level of risk due to the concentration of principal in a limited number of loans and borrowers. The nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.
     Residential Real Estate Loans. Real estate loans outstanding at December 31, 2006 totaled $43.0 million or 37.9% of the loan portfolio.
     The loan-to-value ratio, maturity and other provisions of the loans made by the Bank generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions, and underwriting standards established by the Bank. Mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from 10 to 30 years. Currently, the Bank offers fixed rate loans for a term of five years and a “balloon payment” of the entire balance owed at maturity.
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
     Equity Lines of Credit. At December 31, 2006, the Bank has outstanding $12.4 million in home equity lines of credit, which are a form of revolving credit secured by one-to-four family, owner occupied residential real estate property. Home equity lines are generally approved for a specific credit limit over a fixed period of time, such as 10 years, with adjustable rates of interest. The typical credit line is originated up to a 90% loan-to-value ratio, but may be for up to 100% with prior approval of the Loan Approval Committee.
     Construction and Development Loans. Construction loans on residential properties are made primarily to builders and a significant percentage are made on a speculative basis. The maximum loan to value ratio generally is 80% of the appraisal value. Residential construction loans are typically made for one year. At December 31, 2006, the Bank had $20.8 million outstanding in residential construction loans and additional committments, compared with $21.2 million in construction loans on residential properties outstanding at December 31, 2005. The Bank also offers construction loans on commercial and other properties. At December 31, 2006, total construction loans and additional commitments were $28.5 million. Approximately 63% of total construction loans were loans to builders for speculative construction loans including $7.7 million in land acquision and development loans. The Bank purchased development and construction loans from other lenders, which totaled $4.3 million at December 31, 2006.
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
     Construction lending also is generally considered to involve a higher level of risk due to the concentration of principal in a limited number of loans and borrowers. The nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.
     Commercial Business Loans. At December 31, 2006, there were approximately $16.3 million in commercial loans outstanding. The Bank primarily makes these types of loans in its local market areas. Commercial business loans are generally considered to involve a higher level of risk.
     Consumer Loans. The Bank makes various types of consumer loans, including the loans made for automobile loans, personal loans, educational loans and loans for home improvement or other purposes. At December 31, 2006 the Bank had $12.5 million outstanding in consumer loans.
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
     The sale of loans in the secondary mortgage market reduces the Bank’s risk that the interest rates it pays will escalate while holding long-term, fixed-rate loans in its portfolio and allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes. In connection with certain sales, the Bank provides servicing on the loans (i.e., collection of principal and interest payments) for which it receives a fee payable monthly of 1/4% to 3/8% per annum of the unpaid balance of each loan. These loan sales will continue as the Bank attempts to maintain its loan servicing base. As of December 31, 2006, the Bank was servicing loans for others aggregating approximately $50.0 million. Net servicing income for the years ended December 31, 2006 and 2005 was approximately $132,000 and $149,000, respectively.
     During the years ended December 31, 2006 and 2005, the Bank sold approximately $26.7 million and $34.1 million, respectively, in whole loans. As of December 31, 2006, the Bank had $83,000 in commitments outstanding to package or sell additional loans.
     Loans that are designated to be held for the portfolio may be sold only in unusual circumstances which could not be reasonably anticipated at the time of their origination or purchase. Loans held for sale are carried at the lower of cost or market value and are sold as soon as possible after their origination, as market conditions allow.
     Loan Commitments. The Bank issues commitments to prospective borrowers to make loans conditioned upon the occurrence of certain events, which are honored for 60 days from approval with no additional fees required. The Bank had outstanding commitments to originate mortgage loans aggregating $37.4 million at

December 31, 2006. Of these commitments, $36.1 million were for adjustable rate mortgages and $1.3 million were for fixed-rate mortgages.
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
     Maturity of Loan Portfolio. The following table sets forth certain information at December 31, 2006, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, which may differ from realized maturites due to prepayments. Demand loans and overdrafts are reported as due in one year or less. The Bank does not have any loans with no stated schedule of repayments and no stated maturity.

		Due One Through	Due
	Due by	Five Years After	Five Years After
	December 31, 2007	December 31, 2007	December 31, 2007	Total
Commercial and residential real estate loans, including equity lines of credit	$29,893,499	$29,996,048	$4,672,808	$64,562,355
Construction and development loans	19,305,053	2,340,171	0	21,645,224
Commercial business loans	13,146,639	3,091,406	107,628	16,345,673
Consumer loans	2,607,730	9,567,062	307,241	12,482,033

Total	$64,952,921	$44,994,687	$5,087,677	$115,035,285

     The following table sets forth the dollar amount of all loans due after one year at December 31, 2006 which have predetermined interest rates and have floating or adjustable interest rates.

		Floating or
	Predetermined Rates	Adjustable Rates
Commercial and residential real estate loans, including equity lines of credit	$35,711,831	$1,297,196
Commercial business loans	3,199,034	—
Consumer loans	9,874,303	—

Total	$48,785,168	$1,297,196

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
     The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated.

	At December 31,
	(Dollars in thousands)
	2006	2005	2004	2003	2002
Loans accounted for on a nonaccrual basis: (1)

Real estate loans	$252	$136	$422	$130	$788
Commercial business loans	108	91	278	588	326
Consumer loans	60	9	26	10	56

Total	$420	$236	$726	$728	$1,170

Accruing loans which are contractually past due 90 days or more:

Real estate loans	$15	$—	$—	$226	$—
Commercial business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total	$—	$—	$—	$226	$—

Total of nonaccrual and 90 days past due loans	$435	$236	$726	$954	$1,170

Percentage of total loans	0.37%	0.22%	0.73%	0.68%	0.98%

Percentage of total assets	0.18%	0.11%	0.35%	0.35%	0.54%

Other non-performing assets (2)	$209	$381	$599	$1,023	$1,609

(1)	Nonaccrual status denotes loans on which accrual of interest has been ceased in accordance with the guidelines discussed previously. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on assessment of the collectibility of the loan.

(2)	Other non-performing assets represent property acquired by the Bank through foreclosure or repossession. The property is carried at the lower of its fair value less estimated costs of disposition or the investment balance of the related loan.
     Non-performing loans were $420,000 and $236,000 at December 31, 2006 and 2005. Other non-performing assets at December 31, 2006, were $209,000 as compared to $381,000 at December 31, 2005. The decrease in other non-performing assets is due to sales of real estate owned exceeding foreclosures.
     During the years ended December 31, 2006 and 2005, gross interest income of $3,140 and $4,888 respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year the amount of interest included in current income for these loans was $7,387 and $3,161 for the years ended December 31, 2006 and 2005, respectively.
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

		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each
		Category To		Category To		Category To
	Amount	Total Loans	Amount	Total Loans	Amount	Total loans
	December 31,
	2006		2005		2004
	(Dollars in thousands)
Real estate mortgage loans	$680	74.6%	$655	74.8%	$572	75.4%
Commercial business loans	389	14.4%	347	12.2%	258	10.9%
Consumer loans	313	11.0%	381	13.0%	337	13.7%

Total	$1,382	100.0%	$1,383	100.0%	$1,167	100.0%

		Percent of		Percent of
		Loans in Each		Loans in Each
		Category To		Category To
	Amount	Total Loans	Amount	Total Loans
	December 31,
	2003		2002
	(Dollars in thousands)
Real estate mortgage loans	$472	77.2%	$447	78.8%
Commercial business loans	372	10.0%	349	9.7%
Consumer loans	623	12.8%	526	11.5%

Total	$1,467	100.0%	$1,322	100.0%

     The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	Year Ended December 31,
Allowance for loan losses	2006	2005		2004	2003	2002
	(Dollars in thousands)
Balance at the beginning of period	$1,383	$1,167	$1,467	$1,322		$1,308

Loans Charged off:
Real estate mortgage loans	186	187	699	767		505
Consumer loans	434	330	372	281		242

Total charge-offs	620	517	1,071	1,048		747

Total recoveries	(214)	(158)	(183)	(230)		(114)

Net loans charged-off	406	359	888	818		633

Provision for loan losses	405	575	588	963		647

Balance at end of period	$1,382	$1,383	$1,167	$1,467		$1,322

Ratio of net charge-off to average loans outstanding during the period	0.37%	0.35%	0.85%	0.70%		1.4%

For further information and for an analysis of the Bank’s allowances for loan and real estate losses, see Notes 3 and 4 of Notes to Consolidated Financial Statements.
Investment Activities
     Securities have been classified as available-for-sale based on management’s intent and ability. See Note 1 of Notes to Consolidated Financial Statements.
     The following table sets forth the carrying value of the Bank’s investment securities at the dates indicated.

	At December 31,
	2006	2005	2004
	(In thousands)
Securities available-for-sale:
U.S. Government and agency securities	$49,219	$51,764	$57,918
Mortgage-backed securities	38,632	28,889	31,106
Other securities	1	1	1

Total	$87,852	$80,654	$89,025

     The following table sets forth the scheduled maturities, amortized cost, estimated fair values and weighted average yields for the Bank’s securities available-for-sale at December 31, 2006.

	One Year Or Less		After One Through Five Years		After Five Through Ten Years
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
			(Dollars in thousands)
U.S. government and agency	$—	—%	$50,977	4.0%	$—	—%
Other securities(1)	—	—	—	—	1	—
Mortgage-backed securities (2)	—	—	5,612	4.6%	24,092	4.7%

Total	$—	—%	$56,589	4.1%	$24,093	4.7%

	After Ten Years			Total
		Weighted		Estimated	Weighted
	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. government and agency	$—	—%	$50,977	$49,220	4.0%
Other securities(1)	—	—	1	1	—
Mortgage-backed securities (2)	9,340	5.4%	39,044	38,631	4.8%

Total	$9,340	5.4%	$$90,022	$87,852	4.4%

(1)	Other securities includes the Bank’s investment in limited partnerships, at cost, of $1 whose sole purpose is to hold and operate real estate. The Bank has no loans to these real estate partnerships. These investments are not readily marketable.

(2)	Mortgage-backed securities are reflected in the above table based on their contractual maturities.
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
     As of December 31, 2006, the Bank’s total deposits were $206.6 million.

     The following table indicates the amount of the Bank’s certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2006.

Certificates
Maturity Period	of Deposit
(In thousands)
Three months or less	$30,248
Over three through six months	29,592
Over six through twelve months	7,479
Over twelve months	2,550

Total	$69,869

     The following table sets forth the average balances and average interest rates based on daily balances for deposits for the periods indicated.

	Year Ended December 31,
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Deposits	Rate	Deposits	Rate	Deposits	Rate
	(Dollars in thousands)
Non-interest bearing demand deposits	$10,851	—%	$11,474	—%	$11,044	—%
Interest bearing demand deposits	37,369	1.8	32,222	1.0	28,951	.3
Savings deposits	14,599	.3	16,834	.3	17,548	.3
Time deposits	138,659	4.1	128,315	3.1	123,753	2.5

Total deposits	$$201,478	3.2%	$$188,845	2.3%	$$181,296	1.8%

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

	At or for the
	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Amounts outstanding at end of period	$—	$—

Weighted average rate paid at period end	—%	4.44%

Maximum amount of borrowings outstanding at any month end	$—	$7,300,000

Approximate average amount outstanding for period	$—	$572,000

Approximate weighted average rate paid during period (1)	—%	3.66%

(1)	The approximate weighted average rate paid during the period was computed by dividing the average amounts outstanding into the related interest expense for the period.
     For further information on the Bank’s borrowings, see Note 8 of Notes to Consolidated Financial Statements.
Selected Financial Ratios
     The following table sets forth selected financial ratios of the Company for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Return on Assets (Net Income Divided By Average Total Assets)	0.6%	0.7%	0.8%
Return on Equity (Net Income Divided By Average Equity)	7.2%	7.8%	8.8%
Equity-to-Assets Ratio (Average Equity Divided By Average Total Assets)	8.4%	9.0%	9.3%
Dividend Payout Ratio (Dividends Declared Per Share Divided By Net Income Per Share)	48.0%	45.0%	39.0%

Liquidity and Rate Sensitivity
     The following table sets forth the maturity distribution of the Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2006, the Bank’s interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities) and the Bank’s cumulative interest rate sensitivity gap.

		Over One	Over Five
	One Year	Through	Through	Over
	or Less	Five Years	Ten Years	Ten Years	Total
	(In thousands)
Interest-Earning Assets: (1)
Loans	$64,953	$44,995	$3,981	$1,107	$115,036
Securities	—	54,720	23,858	9,274	87,852
Interest bearing deposits	8,599	—	—	—	8,599

Total	$73,552	$99,715	$27,839	$10,381	$211,487

Interest-Bearing Liabilities:(2)
Deposits	$179,110	$27,420	$40	$—	$206,570
Subordinated debt	—	—	—	3,093	3,093
Borrowings	—	—	—	—	—

Total	$179,110	$27,420	$40	$3.,093	$209,663

Interest Sensitivity Gap	$(105,558)	$72,295	$27,799	$7,288	$1,824

Cumulative Interest Sensitivity Gap	$(105,558)	$(33,263)	$(5,464)	$1,824

(1)	Fixed-rate loans are distributed based on their contractual maturity adjusted for projected or anticipated prepayments, and variable rate loans are distributed based on the interest rate reset date and contractual maturity adjusted for prepayments. Loan run-off and repricing assumes a constant prepayment rate based on coupon rate and maturity.

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
     The modeling techniques used by the Bank simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating hypothetical 50, 100 and 200 basis point rate increases applied to all interest- earning assets and interest-bearing liabilities, the Company would expect net losses in fair value of the equity in the underlying instruments of approximately ($262,000), ($773,000) and ($2,125,000) respectively. Under a scenario simulating hypothetical 50, 100 and 200 basis point rate decreases, the Bank would expect net changes in projected net income for the first year of approximately $70,000, ($181,000) and ($416,000), respectively. This hypothetical is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

     The Company’s contractual obligations and commitments at December 31, 2006 are summarized in the accompanying tables.
Contractual Obligations

		Over One	Over Three
	One Year	Through	Years Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Borrowed funds (1)	$0	$0	$0	$0	$0
Subordinated debt (1)	0	0	0	3,093	3,093
Operating leases	84	148	85	258	575
Certificates of deposits	117,065	21,430	5.990	40	144,525

Total	$117,149	$21,578	$6,075	$3,391	$148,193

(1)	Refer to notes 7 and 8 in the notes to consolidated financial statements for additional information about these obligations; including certain redemption features.
Commitments

		Over One	Over Three
	One Year	Through	Years Through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(In thousands)
Lines of credit	$23,571	$3,273	$4,024	$4,748	$35,616
Letters of credit	1,500	65	208	0	1,773

Total	$25,071	$3,338	$4,232	$4,748	$37,389

Rate/Volume Analysis
     The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. The calculations are based on average month end balances during the respective periods. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rates (change in rate multiplied by old volume). Changes in rate-volume (change in rate multiplied by the change in volume) have been allocated to the volume and rate changes based upon the pro-rata amount that rate and volume are to their total change, before allocation of the rate/volume amount. The increase in interest income and expense for the year ended December 31, 2006 as compared to the year ended December 31, 2005 is due primarily to increases in rates which began in 2004, as well as increases in volume.

	Year ended December			Year ended December
	2006 vs. 2005			2005 vs 2004
	Increase (Decrease)			Increase (Decrease))
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Income:

Loans	$373	$798	$1,171	$(148)	$579	$431
Securities	(393)	201	(192)	260	139	399
Other interest-earning assets	530	197	727	29	64	93

Total interest earning assets	$510	$1,196	$1,706	$141	$782	$923

Interest Expense:
Deposits	$384	$1,714	$2,098	$168	$989	$1,157
Borrowed funds & subordinated debt	(137)	44	(93)	(122)	166	44

Total interest-bearing liabilities	$247	$1,758	$2,005	$46	$1,155	$1,201

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
     Bank Regulation. As an Alabama banking institution, the Bank is subject to regulation, supervision and regular examination by the Banking Department. Furthermore, as a state bank that is not a member of the Federal Reserve System (a “state nonmember bank”), the Bank is subject to regulation, supervision and regular examination by the FDIC under the applicable provisions of the Federal Deposit Insurance Act (the “FDI Act”) and the FDIC’s regulations. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law. Alabama and federal banking laws and regulations control, among other things, the Bank’s required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of the Bank’s operations.
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
     Deposit Insurance. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006 by the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). In addition to merging the insurance funds, the Reform Act made the following major changes to the federal deposit insurance system: (i) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); (ii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation; and (iii) the FDIC was given the authority to adjust the Deposit Insurance Fund’s reserve ratio annually at between of 1.15% and 1.5% of insured deposits, in contrast to the prior statutory ratio of 1.25%. The FDIC has set the Deposit Insurance Fund’s reserve ratio for 2007 at 1.25%.
     The FDIC maintains a risk-based deposit insurance assessment system, under which the amount of each bank’s insurance assessment is based on the balance of insured deposits and the degree of risk the institution poses to the Deposit Insurance Fund. Under the revised assessment system adopted by the FDIC following enactment of the Reform Act, insured institutions are assigned to one of four risk categories based on supervisory evaluations, capital levels and certain other factors. Deposit insurance assessment rates, which are set semiannually by the FDIC, currently range from 0.05% to 0.07% of insured deposits for Risk Category I institutions (i.e., well-capitalized and with one of the two highest safety and soundness examination ratings) to 0.43% for Risk Category IV institutions (i.e., undercapitalized and with substantial supervisory concerns).
     The Reform Act also provides for a one-time credit for eligible institutions based on their level of insured deposits as of December 31, 1996. Subject to certain limitations applicable to institutions that are exhibiting weakness, such credit can be used to offset insurance assessments until exhausted. The Bank’s one-time credit is expected to approximate $250,273.
     In addition, all insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. This payment is established quarterly, and during the calendar year ending December 31, 2006, averaged 1.28 basis points of assessable deposits.
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
     The FDIC classifies insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards. A “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An “adequately capitalized” bank is one that does not qualify as “well capitalized” but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” depending on the extent to which the bank’s capital levels are below these standards. A bank that fails within any of the three “undercapitalized” categories will be subject to certain severe regulatory sanctions under the FDIC prompt corrective action regulation. As of December 31, 2006, the Bank was categorized as “well-capitalized” by the FDIC.
     See Item 6, “Management’s Discussion and Analysis or Plan of Operation,” and Notes to Consolidated Financial Statements contained in the Holding Company’s Annual Report to Stockholders for the year ended December 31, 2006 (Exhibit No. 13) which is incorporated herein by reference.

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
Employees
     As of December 31, 2006, the Holding Company and the Bank had 82 full-time and 14 part-time employees.
     The employees are not represented by a collective bargaining agreement. The Holding Company and the Bank believe their employee relations are good.
Executive Officers of the Registrant

Name, Age and Position	Business Experience
Robert B. Nolen, Jr., 49 - President of the Holding Company and the Bank	Mr. Nolen joined the Bank in 1987 as First Vice President, Chief Financial Officer and Treasurer. Effective July 1, 1994, Mr. Nolen was appointed President and Chief Executive Officer of the Bank. As President of the Holding Company and Bank, Mr. Nolen is responsible for ensuring that the overall operations of the Holding Company and the Bank are carried out in accordance with the policies and procedures of the Board of Directors.

Mary Jo Gunter, 54- Vice President of the Holding Company and Senior Vice President — Banking Services of the Bank.	Ms. Gunter joined the Bank in September 1976 and has served in various lending related positions within the Bank. She is responsible for branch operations, personnel, loan servicing and other customer service areas.
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
Item 2. Description of Property
     The Holding Company’s principal executive offices and the Bank’s main office are located at 1811 Second Avenue, Jasper, Alabama. At December 31, 2006 the Bank maintained seven branches in Jasper, Haleyville, Sumiton, Vestavia, Trussville and Gardendale, Alabama. The Haleyville branch is leased. The Bank also leases an administrative office in Jasper, Alabama, which is currently subleased to another financial institution.
     For further information on the Bank’s lease commitments, see Notes to Consolidated Financial Statements.
     The total net book value of the Bank’s investment in premises and equipment was $7,100,000 at December 31, 2006. See Notes to Consolidated Financial Statements for further information.
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
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
     The information contained under the section captioned “Management’s Discussion and Analysis” and “Market Price and Dividend Information” in the Holding Company’s Annual Report to Stockholders for the year ended December 31, 2006 (Exhibit No. 13), is incorporated herein by reference.
Item 6. Management’s Discussion and Analysis or Plan of Operation
     The information contained in the section captioned “Management’s Discussion and Analysis” in the Annual Report to Stockholders for the year ended December 31, 2006 (Exhibit No. 13) is incorporated herein by reference.
Item 7. Financial Statements

     The financial statements contained in Exhibit No. 13 are incorporated herein by reference.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 8A. Controls and Procedures
     The Holding Company carried out an evaluation, under the supervision and with the participation of the Holding Company’s management, including the Holding Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Holding Company’s disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Holding Company’s Principal Executive Officer and Principal Financial Officer concluded that the Holding Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Holding Company (including its consolidated subsidiaries) required to be included in the Holding Company’s periodic SEC filings.
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
     Information regarding Section 16(a) beneficial ownership reporting compliance is omitted from this Report as the Holding Company will file the Proxy Statement not later than 120 days after December 31, 2006, and the information included therein under “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
     Information regarding audit committee financial compliance is omitted from this Report as the Holding Company will file the Proxy Statement not later than 120 days after December 31, 2006, and the information contained therein under “Proposal I— Election of Directors” is incorporated herein by reference.
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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Equity Compensation Plan Information
     The following table provides information as of December 31, 2006 with respect to the shares of the Holding Company’s common stock that may be issued under its existing equity compensation plan.

	Number of Securities to be		Number of Securities
	issued upon Exercise of	Weighted Average Exercise	Remaining Available for
	Outstanding Options,	Price of Outstanding Options,	Future Issuance Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity Compensation Plans Approved by Stockholders(1)	17,833	$10.125	17,833

Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	17,833	$10.125	17,833

(1)	Consists of the Option Plan.
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

Item 13. Exhibits
(a)	Exhibits
3.1	Certificate of Incorporation — Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-KSB for the six months ended December 31, 1996.

3.2	Bylaws — Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated March 27, 2007.

4.1	Form of Stock Certificate — Incorporated by reference to Exhibit 4 to Registrant’s Annual Report on Form 10-KSB for the six months ended December 31, 1996.

4.2	Indenture dated as of December 22, 2003 between the Registrant and Wells Fargo Bank, National Association, as trustee — Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-k dated December 22, 2003

10.1	Employment Agreement between the Registrant and Robert B. Nolen, Jr. — Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-11495).

10.2	Pinnacle Bank 1996 Stock Option and Incentive Plan - Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-11495).

10.3	Purchase agreement dated as of December 16, 2003 among Pinnacle Capital Trust I (Issuer), the Registrant (Sponsor) and Bear, Stearns & Co., Inc. (Initial Purchaser) – Incorporated by reference to Exhibit 10-1 to Registrant’s Current Report on Form 8-K dated December 22, 2003.

13	Annual Report to Stockholders for the year ended December 31, 2006. Except for the portions of the Annual Report to Stockholders which are expressly incorporated herein by reference, such Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed “filed” as part of this Report.

14	Code of Ethics, as amended — Incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

21	Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Item 14 . Principal Accountant Fees and Services
     The information required by this item is incorporated herein by reference to the section captioned “Proposal II — Ratification of Appointment of Independent Registered Public Accountants “ of the Proxy Statement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE BANCSHARES, INC.
Date: March 30, 2007	By:	/s/ Robert B. Nolen, Jr.
Robert B. Nolen, Jr., President
(Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert B. Nolen, Jr.
Robert B. Nolen, Jr.
President and Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)
Date:	March 30, 2007

By:	/s/ Marie Guthrie
Marie Guthrie
Treasurer
(Principal Accounting Officer)
Date:	March 30, 2007

By:	/s/ Albert H. Simmons
Albert H. Simmons
Date:	March 30, 2007

By:	/s/ O. H. Brown
O. H. Brown
Director
Date:	March 30, 2007

By:	/s/ Sam W. Murphy
Sam W. Murphy
Director
Date:	March 30, 2007

By:	/s/ James W. Cannon
James W. Cannon
Chairman of the Board
Date:	March 30, 2007

By:	/s/ Max W. Perdue Max W. Perdue
Director
Date:	March 30, 2007

By:	/s/ Greg Batchelor
Greg Batchelor
Director
Date:	March 30, 2007

By:	/s/ J. T. Waggoner
J. T. Waggoner
Director
Date:	March 30, 2007