Form 10QSB
period 2007-03-31
PINNACLE BANCSHARES INC
filed 2007-05-15
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark one)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Yes ☐      No ☑
     The number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2007: 1,464,538 shares of common stock.
     Transitional Small Business Disclosure Format (check one):
Yes ☐      No ☑

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2007	2006
ASSETS:
Cash and cash equivalents	$4,276,419	$4,206,018
Interest-bearing deposits in other banks	9,267,349	8,599,278
Securities available-for-sale	93,368,248	87,852,495
FHLB stock	509,400	532,100
First National Bankers Bancshares stock	525,000	525,000
Loans held for sale	420,901	975,951
Loans receivable, net of allowances for loan losses of $1,464,674 and $1,382,190 respectively	118,867,135	113,489,632
Real estate owned, net	248,157	208,903
Premises and equipment, net	6,985,706	7,075,617
Goodwill	306,488	306,488
Bank owned life insurance	5,497,525	5,413,237
Accrued interest receivable	1,456,399	1,535,638
Other assets	1,379,714	1,513,250

Total assets	$243,108,441	$232,233,607

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$217,021,130	$206,569,999
Subordinated debt	3,093,000	3,093,000
Official checks outstanding	1,139,853	1,005,512
Accrued interest payable	1,297,102	1,262,887
Other liabilities	835,639	896,672

Total liabilities	223,386,724	212,828,070

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 2,400,000 authorized; 1,872,313 issued at March 31, 2007 and December 31, 2006, respectively; 1,464,538 outstanding at March 31, 2007 and December 31, 2006, respectively	18,723	18,723
Additional paid-in capital	8,923,223	8,923,223
Treasury shares, at cost (407,775 at March 31, 2007 and December 31, 2006, respectively)	(5,285,739)	(5,285,739)
Retained earnings	17,190,174	17,103,780
Accumulated other comprehensive loss, net of tax	(1,124,664)	(1,354,450)

Total stockholders’ equity	19,721,717	19,405,537

Total liabilities and stockholders’ equity	$243,108,441	$232,233,607

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
INTEREST REVENUE:
Interest on loans	$2,401,580	$2,085,144
Interest and dividends on securities	1,011,676	839,426
Other interest	101,587	201,381

	3,514,843	3,125,951
INTEREST EXPENSE:
Interest on deposits	1,873,352	1,407,263
Interest on subordinated debt	65,352	58,107
Interest on borrowed funds	0	14,694

	1,938,704	1,480,064

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,576,139	1,645,887
PROVISION FOR LOAN LOSSES	75,000	135,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,501,139	1,510,887

NONINTEREST INCOME:
Fees and service charges on deposit accounts	198,053	207,546
Service fee income	30,954	34,292
Fees and charges on loans	30,428	40,643
Bank owned life insurance	84,288	79,270
Net gain (loss) on sale or write-down of:
Loans held for sale	53,108	66,429
Real estate owned	(16,888)	0

	379,943	428,180

NONINTEREST EXPENSE:
Compensation and benefits	871,480	865,623
Occupancy	283,707	283,360
Marketing and professional	112,095	94,209
Other	267,228	277,625

	1,534,510	1,520,817

INCOME BEFORE INCOME TAXES	346,572	418,250
INCOME TAX EXPENSE	99,079	126,592

NET INCOME	$247,493	$291,658

Basic earnings per share	$0.17	$0.19
Diluted earnings per share	$0.17	$0.19
Cash dividends per share	$0.11	$0.11
Weighted average basic shares outstanding	1,464,538	1,541,178
Weighted average diluted shares outstanding	1,470,623	1,569,187
See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Equity

BALANCE, December 31, 2005	1,827,813	$18,278	$8,479,921	$(3,488,724)	$16,405,863	$(2,005,364)	$19,409,974
Comprehensive income:
Net income	0	0	0	0	291,658	0	291,658
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	(389,903)	(389,903)

Comprehensive loss							(98,245)
Cash dividends declared ($.11 per share)	0	0	0	0	(169,529)	0	(169,529)

BALANCE, March 31, 2006	1,827,813	$18,278	$8,479,921	$(3,488,724)	$16,527,992	$(2,395,267)	$19,142,200

BALANCE, December 31, 2006	1,872,313	$18,723	$8,923,223	$(5,285,739)	$17,103,780	$(1,354,450)	$19,405,537
Comprehensive loss:
Net income	0	0	0	0	247,493	0	247,493
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	229,786	229,786

Comprehensive income							477,279
Cash dividends declared ($.11 per share)	0	0	0	0	(161,099)	0	(161,099)

BALANCE March 31, 2007	1,872,313	$18,723	$8,923,223	$(5,285,739)	$17,190,174	$(1,124,664)	$19,721,717

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC,
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$247,493	$291,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	125,230	125,697
Provision for loan losses	75,000	135,000
Accretion, net	87,609	(56,658)
Increase in cash surrender value of Bank owned life insurance	(84,288)	(79,270)
Net (gain) loss on sale or write-down of:
Loans held for sale	(53,108)	(66,429)
Real estate owned	16,888	0
Proceeds from sale of loans	5,746,328	5,224,852
Loans originated for sale	(5,138,170)	(6,471,692)
Decrease in accrued interest receivable	79,239	187,901
Increase in other assets	(6,800)	(16,677)
Increase in accrued interest payable	34,215	146,477
Decrease in other liabilities	(61,033)	(125,288)

Net cash provided by (used in) operating activities	1,068,603	(704,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan (originations) repayments	(5,503,105)	3,164,893
Net change in interest bearing deposits in other banks	(668,071)	(8,612,473)
Purchase of securities available-for-sale	(7,164,010)	0
Proceeds from maturing, called and payments received on securities available-for-sale	1,876,189	1,408,618
Proceeds from sale of Federal Home Loan Bank stock	22,700	0
Purchase of Federal Home Loan Bank stock	0	(24,800)
Purchase of premises and equipment	(35,319)	(74,923)
Proceeds from sales or capital expenditures related to real estate owned	49,041	(18,421)

Net cash used in investing activities	(11,422,575)	(4,157,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in passbook, NOW and money market deposit accounts	3,375,877	2,389,018
Proceeds from sales of time deposits	13,058,919	10,243,340
Payments on maturing time deposits	(5,983,665)	(5,802,789)
Decrease in borrowed funds	0	(2,375,000)
Increase in official checks outstanding	134,341	354,958
Payments of cash dividends	(161,099)	(169,529)

Net cash provided by financing activities	10,424,373	4,639,998

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70,401	(221,537)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,206,018	3,784,867

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,276,419	$3,563,330

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits, borrowed funds, and subordinated debentures	$1,904,489	$1,333,587
Cash payments for income taxes	0	60,000
Real estate acquired through foreclosure	105,183	12,685
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
In the opinion of management, all adjustments (all of which are normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of the results of operations which may be expected for the entire year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The accounting policies followed by the Company are set forth in the summary of Significant Accounting Policies in the Company’s audited consolidated financial statements.

2. EARNINGS PER SHARE:
The following table represents the earnings per share calculations for the three-month periods ended March 31, 2007 and 2006:

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
March 31, 2007
Basic earnings per share	$247,493	1,464,538	$0.17

Dilutive securities		6,085

Diluted earnings per share	$247,493	1,470,623	$0.17

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
March 31, 2006
Basic earnings per share	$291,658	1,541,178	$0.19

Dilutive securities		28,009

Diluted earnings per share	$291,658	1,569,187	$0.19

3. RECENT ACCOUNTING PRONOUNCEMENTS:
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments — an Amendment of SFAS No. 133 and 140”. This Statement permits fair value remeaurements for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal years beginning after March 15, 2006. The Company adopted SFAS No. 155 on January 1, 2007 with no material effect on its consolidated financial statements.
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140”. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose either of the Amortization or Fair Value subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; and requires separate presentation of servicing assets and servicing liabilities measures at fair value in the statement of financial position. SFAS No. 156 is effective for fiscal years beginning after March 15, 2006. The Company adopted SFAS No. 156 on January 1, 2007 with no material effect on its consolidated financial statements.
In March 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value instruments. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measure attribute.

Accordingly, this statement does not require any new fair value measurements. However, for some entities, SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact SFAS No. 157 may have on its consolidated financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS No. 159 may have on its consolidated financial statements.
In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 with no material effect on its consolidated financial statements.
In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”. The EITF reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy when determining the amount that could be realized under the insurance contract. The Task Force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Furthermore, the Task Force reached a consensus that the cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist if the policy continues to operate under its normal terms (continues to earn interest) during the restriction period. The Company adopted EITF No. 06-5 as of January 1, 2007, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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
Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of March 31, 2007, ultimate losses may vary from estimations.
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
Comparison of Financial Condition as of December 31, 2006 and March 31, 2007: Total assets were $243.1 million at March 31, 2007, compared to $232.2 million at December 31, 2006. Net loans increased $5.4 million, to $118.9 million at March 31, 2007, compared to $113.5 million at December 31, 2006. This increase was due primarily to an increase in loans secured by real estate of $4.7 million and an increase in commercial and consumer loans of $0.7 million. The loan portfolio continues to shift away from permanent residential mortgages which represented approximately 24% of the loan portfolio at March 31, 2007, compared to 26% at December 31, 2006. Total securities available-for-sale were $93.4 million at March 31, 2007, compared to $87.9 million at December 31, 2006.
Cash and cash equivalents and interest-bearing deposits in other banks at March 31, 2007 totaled $13.5 million, compared to $12.8 million at December 31, 2006. The Company is maintaining this level of liquidity in order to fund current loan commitments and other loan originations in 2007 and reduce risk from rising interest rates. At March 31, 2007 loan commitments totaled $43.4 million.
At March 31, 2007, the investment portfolio of $93.4 million consisted primarily of U. S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as “available-for-sale,” which is carried at fair value with the unrealized gains/losses reflected directly in stockholders’ equity, net of taxes.
Total deposits increased $10.4 million, to $217.0 million at March 31, 2007, from $206.6 million at December 31, 2006. This increase was primarily due to an increase in time deposits of $7.1 million, of which $5.0 million was due to an increase in new public deposits, and an increase in passbook, NOW and money market deposit accounts of $3.3 million.
On December 22, 2003, the Company established Pinnacle Capital Trust I (the “Trust”), a wholly-owned statutory business trust. The Company is the sole sponsor of the trust and owns $93,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $3,000,000 and using proceeds from the issuance of the common and preferred securities to purchase $3,093,000 of junior subordinated debentures (“Subordinated Debentures”) issued by the Company. The sole assets of the Trust are the Subordinated Debentures. The Company’s investment in the Trust is included in other assets in the accompanying consolidated balance sheet at March 31, 2007 and the $3,093,000 obligation of the Company is included in subordinated debt. Interest expense on Subordinated Debentures was $65,352 for the three months ended March 31, 2007, compared to $58,107 for the three months ended March 31, 2006. The increase was due to an increase in the average rate paid from 7.5% in the three months ended March 31, 2006 to 8.5% in the three months ended March 31, 2007.
Stockholders’ equity increased from $19.4 million at December 31, 2006 to $19.7 million at March 31, 2007. This increase was primarily attributable to a $230,000 increase in the fair value of the Company’s available-for-sale securities portfolio, which is marked to fair value. The interest rate risk in the Company’s portfolio is monitored closely.
Results of Operations-Comparison of the Three-Months Ended March 31, 2007 and 2006: For the three months ended March 31, 2007, net income was $247,000, compared with net income of $292,000 for the three months ended March 31, 2006. The decrease in net income was attributable in part to a decrease in the Company’s net interest margin primarily due to an inverted yield curve, which caused the Company’s cost of funds to increase more rapidly than interest earned on investments and loans. The average rate paid on deposits in the three months ended March 31, 2007 was 3.73%, compared to 2.85% in the three months ended March 31, 2006. As a result, the Company’s net interest margin was 2.92% for the three months ended March 31, 2007, respectively, as compared to 3.20% for the three months ended

March 31, 2006, respectively. If market rates continue to increase, the Company expects that the margin will continue to decline.
The yield on interest-earning assets increased from approximately 6.10% in the three months period ended March 31, 2006, respectively, to approximately 6.51% in the three months period ended March 31, 2007, respectively. The cost of funds increased from approximately 3.02% at March 31, 2006, to approximately 3.65% at March 31, 2007. These increases were due to increases in market interest rates.
Net interest income before the provision for loan losses for the three months ended March 31, 2007, was $1,576,139 compared with $1,645,887 in the same period last year. The decrease was primarily due to an increase in interest expense on deposits of $466,089 for the three months ended March 31, 2007. This increase was offset in part by increases in interest revenue of $388,892 for the three months ended March 31, 2007, compared with the same periods last year.
Provisions for loan losses are made to maintain the allowance for loan losses at adequate levels. The allowance for loan losses reflects management’s estimates, which take into account historical experience, the amount of non-performing loans, collateral values and general economic conditions. The provision for loan losses was $75,000 for the three months ended March 31, 2007, compared to $135,000 for the three months ended March 31, 2006. The decrease was primarily due to a decrease in charge-offs. It is management’s opinion that the allowance for loan losses at March 31, 2007 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank’s exposure to losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.
Net interest income after the provision for loan losses for the three months ended March 31, 2007, was $1,501,139, compared with $1,510,887 in the same period last year.
Non-interest income, which includes fees and service charges, income from real estate operations, the sale of loans, bank owned life insurance and other income, decreased $48,237 in the three-month period ended March 31, 2007, as compared to the three-month period ended March 31, 2006. This decrease was due primarily to a decrease in the gain on sale of loans held for sale of $13,321 a decrease in fees and service charges on deposit accounts of $9,493, a decrease in fees and service charges on loans of $10,215, a decrease in service fee income of $3,338, and an increase in the loss on sale of real estate owed of $16,888. These decreases were offset by an increase in BOLI income of $5,018.
Non-interest expense increased $13,693 in the three-month period ended March 31, 2007, as compared to the corresponding prior year period. This increase was primarily due to an increase in compensation and benefits expense of $5,857, an increase in marketing and professional expense of $17,886, and an increase in occupancy expense of $347. These increases were offset by a decrease in all other non-interest expense of $10,397.
Income tax expense decreased $27,513 in the three-month period ended March 31, 2007, as compared to the corresponding prior year period. This decrease was primarily due to a decrease in income before income tax expense of $71,678.
Asset/Liability Management: The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate increase applied to all interest-earning assets and interest-bearing liabilities, the Company would expect net losses in fair value of the equity in the underlying instruments of approximately ($282,000), ($824,000) and ($2,196,000) respectively. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate decrease, the Company would expect net changes in projected net income for the first year of approximately $11,000, $367,000 and ($562,000) respectively. This hypothetical is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

The rate environment is a function of the monetary policy of the Federal Reserve Board (“FRB”). The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of monetary policy going forward. The FRB began to increase the targeted level for the federal funds rate in June 2004 after reaching an all-time low of 1.00% in mid-2003. The targeted fed funds rate increased at each Federal Open Market Committee meeting by 25 basis points and ended March 31, 2007 at 5.25%. Each FRB rate increase becomes more challenging to offset. The ability to delay deposit rate increases and less aggressive repricing of the maturing certificate of deposit portfolio has allowed the Company to offset the negative impact of recent FRB rate movements. The continued flattening of the yield curve has exerted downward pressure on the net interest margin and net interest income. The Company is most impacted at this time by the increase in short term interest rates which continues to put upward pressure on transaction deposit rates and short term borrowings from the Federal Home Loan Bank (FHLB”) of Atlanta. Under traditional measures of interest rate gap positions, the Company believes that it is moderately liability sensitive in the short-term. Changes in interest rates can affect loans and other interest-earning assets, including the Bank’s investment portfolio. A significant change in interest rates could have a negative impact on the Company’s operating income and portfolio market value.
Stock Repurchases: On June 28, 2006, the Company announced a supplemental stock repurchase program to acquire an additional 5% of the Company’s outstanding shares outstanding upon completion of its current repurchase program, or 73,900 shares. The stock repurchase program is intended to improve liquidity in the market for the common stock, to increase per share earnings and book value, and to provide a higher rate of return for the Company’s funds. As of December 31, 2006 the Company had repurchased 58,040 shares at an average price of $14.81 per share under the supplemental stock repurchase program. The maximum number of shares that may yet be purchased under the program is 16,696. The Company may consider additional repurchase programs in the future. The Company did not repurchase any shares during the 3 months ended March 31, 2007.
Capital Resources: Historically, funds provided by operations, mortgage loan principal repayments, deposits and short-term borrowings have been the Bank’s principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowing sources. At March 31, 2007, the Bank’s total loan commitments, including construction loans in process, unused lines of credit and letter of credits, were approximately $43.4 million. Management believes that the Bank’s liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At March 31, 2007, the Company and the Bank exceeded all regulatory capital requirements.
Asset Quality Ratios:

	March 31,	December 31,
	2007	2006
Nonperforming loans as a percent of total loans	0.41%	0.37%
Nonperforming assets as a percent of total assets	0.30%	0.27%
Allowance for loan losses as a percent of total loans	1.22%	1.20%
Allowance for loan losses as a percent of nonperforming loans	299.59%	329.05%
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

PINNACLE BANCSHARES, INC
DATE : May 15, 2007	BY:	/s/ Robert B. Nolen Jr.
Robert B. Nolen, Jr.
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Marie Guthrie
Marie Guthrie
Treasurer (Principal Accounting Officer)