Form 10QSB
period 2007-06-30
PINNACLE BANCSHARES INC
filed 2007-08-14
CIK 1022243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark one)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ____________________ to _________________
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
Yes ☐      No ☒
      The number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2007: 1,463,259 shares of common stock.
     Transitional Small Business Disclosure Format (check one):
Yes ☐      No ☒

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2007	2006
ASSETS:
Cash and cash equivalents	$4,543,129	$4,206,018
Interest-bearing deposits in other banks	7,933,499	8,599,278
Securities available-for-sale	93,689,967	87,852,495
FHLB stock	509,400	532,100
First National Bankers Bancshares stock	525,000	525,000
Loans held for sale	664,279	975,951
Loans receivable, net of allowances for loan losses of $1,411,310 and $1,382,190 respectively	119,688,171	113,489,632
Real estate owned, net	150,217	208,903
Premises and equipment, net	6,934,227	7,075,617
Goodwill	306,488	306,488
Bank owned life insurance	5,581,813	5,413,237
Accrued interest receivable	1,521,157	1,535,638
Other assets	1,586,812	1,513,250

Total assets	$243,634,159	$232,233,607

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$217,573,293	$206,569,999
Subordinated debt	3,093,000	3,093,000
Official checks outstanding	1,236,683	1,005,512
Accrued interest payable	1,430,460	1,262,887
Other liabilities	759,300	896,672

Total liabilities	224,092,736	212,828,070

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 2,400,000 authorized; 1,872,313 issued at June 30, 2007 and December 31, 2006, respectively; 1,464,538 outstanding at June 30, 2007 and December 31, 2006, respectively	18,723	18,723
Additional paid-in capital	8,923,223	8,923,223
Treasury shares, at cost (407,775 at June 30, 2007 and December 31, 2006, respectively)	(5,285,739)	(5,285,739)
Retained earnings	17,434,449	17,103,780
Accumulated other comprehensive loss, net of tax	(1,549,233)	(1,354,450)

Total stockholders’ equity	19,541,423	19,405,537

Total liabilities and stockholders’ equity	$243,634,159	$232,233,607

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST REVENUE:
Interest on loans	$2,450,901	$2,138,658	$4,852,481	$4,223,802
Interest and dividends on securities	1,053,029	829,246	2,064,705	1,668,672
Other interest	147,167	264,432	248,754	465,813

	3,651,097	3,232,336	7,165,940	6,358,287
INTEREST EXPENSE:
Interest on deposits	1,976,585	1,565,558	3,849,937	2,972,821
Interest on subordinated debentures	64,655	62,408	130,007	120,515
Interest on borrowed funds	0	0	0	14,694

	2,041,240	1,627,966	3,979,944	3,108,030

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,609,857	1,604,370	3,185,997	3,250,257
PROVISION FOR LOAN LOSSES	25,000	112,500	100,000	247,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,584,857	1,491,870	3,085,996	3,002,757

NONINTEREST INCOME:
Fees and service charges on deposit accounts	228,892	214,392	426,945	421,938
Service fee income, net	29,781	33,391	60,735	67,683
Fees and charges on loans	19,696	32,562	50,124	73,205
Bank owned life insurance	84,288	79,270	168,576	158,540
Net gain (loss) on sale or write-down of:
Loans held for sale	114,637	140,632	167,745	207,061
Real estate owned	0	(11,492)	(16,888)	(11,492)
Securities available-for-sale	0	60	0	60
Premises and equipment	0	14,737	0	14,737

	477,294	503,552	857,237	931,732

NONINTEREST EXPENSE:
Compensation and benefits	842,136	842,037	1,713,616	1,707,660
Occupancy	274,554	271,000	558,261	554,360
Marketing and professional	109,208	90,158	221,303	181,817
Other	240,023	241,314	507,251	521,489

	1,465,921	1,444,509	3,000,431	2,965,326

INCOME BEFORE INCOME TAXES	596,230	550,913	942,802	969,163
INCOME TAX EXPENSE	190,856	175,180	289,935	301,772

NET INCOME	$405,374	$375,733	$652,867	$667,391

Basic earnings per share	$0.28	$0.25	$0.45	$0.44
Diluted earnings per share	$0.28	$0.25	$0.44	$0.43
Cash dividends per share	$0.11	$0.11	$0.22	$0.22
Weighted average basic shares outstanding	1,464,538	1,497,178	1,464,538	1,519,056
Weighted average diluted shares outstanding	1,470,043	1,525,258	1,470,333	1,547,101
See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Equity
BALANCE, December 31, 2005	1,827,813	$18,278	$8,479,921	$(3,488,724)	$16,405,863	$(2,005,364)	$19,409,974
Comprehensive income:
Net income	0	0	0	0	667,391	0	667,391
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	(976,346)	(976,346)

Comprehensive loss							(308,955)
Repurchase of common stock (63,100 shares at cost)	0	0	0	(937,657)	0	0	(937,657)
Cash dividends declared ($.22 per share)	0	0	0	0	(332,117)	0	(332,117)

BALANCE, June 30, 2006	1,827,813	$18,278	$8,479,921	$(4,426,381)	$16,741,137	$(2,981,710)	$17,831,245

BALANCE, December 31, 2006	1,872,313	$18,723	$8,923,223	$(5,285,739)	$17,103,780	$(1,354,450)	$19,405,537
Comprehensive loss:
Net income	0	0	0	0	652,867	0	652,867
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	(194,783)	(194,783)

Comprehensive income							458,084
Cash dividends declared ($.22 per share)	0	0	0	0	(322,198)	0	(322,198)

BALANCE, June 30, 2007	1,872,313	$18,723	$8,923,223	$(5,285,739)	$17,434,449	$(1,549,233)	$19,541,423

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC,
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$652,867	$667,391
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	248,065	249,941
Provision for loan losses	100,000	247,500
Accretion, net	(29,902)	(104,777)
Increase in cash surrender value of Bank owned life insurance	(168,576)	(158,540)
Net (gain) loss on sale or write-down of:
Loans held for sale	(167,745)	(207,061)
Securities available-for-sale	0	(60)
Real estate owned	16,888	11,492
Premises and equipment	0	(14,737)
Proceeds from sale of loans	14,269,421	12,254,246
Loans originated for sale	(13,790,004)	(14,366,681)
Decrease in accrued interest receivable	14,481	25,991
Decrease in other assets	46,823	55,197
Increase in accrued interest payable	167,573	426,400
Decrease in other liabilities	(137,372)	(308,185)

Net cash provided by (used in) operating activities	1,222,519	(1,221,883)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan originations	(6,350,562)	(3,505,818)
Net change in interest bearing deposits in other banks	665,779	(3,551,014)
Purchase of securities available-for-sale	(10,164,010)	0
Proceeds from maturing, called and payments received on securities available-for-sale	3,935,201	4,159,006
Proceeds from sale of Federal Home Loan Bank stock	22,700	0
Purchase of Federal Home Loan Bank stock	0	(24,800)
Purchase of premises and equipment	(106,675)	(935,665)
Proceeds from sale of premises and equipment	0	16,936
Proceeds from sales of real estate owned	199,892	155,716

Net cash used in investing activities	(11,797,675)	(3,685,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in passbook, NOW and money market deposit accounts	5,983,583	2,013,641
Proceeds from sales of time deposits	18,657,958	17,387,534
Payments on maturing time deposits	(13,638,247)	(11,532,609)
Decrease in borrowed funds	0	(2,375,000)
Increase in official checks outstanding	231,171	654,508
Repurchase of common stock	0	(937,657)
Payments of cash dividends	(322,198)	(332,117))

Net cash provided by financing activities	10,912,267	4,878,300

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	337,111	(29,222)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,206,018	3,784,867

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,543,129	$3,755,645

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits, borrowed funds, and subordinated debentures	$3,812,371	$2,681,680
Cash payments for income taxes	340,000	476,000
Real estate acquired through foreclosure	158,094	30,353
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
In the opinion of management, all adjustments (all of which are normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results of operations which may be expected for the entire year.
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

2. EARNINGS PER SHARE:
The following table represents the earnings per share calculations for the three and six-month periods ended June 30, 2007 and 2006:

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
June 30, 2007
Basic earnings per share	$405,374	1,464,538	$0.28

Dilutive securities		5,505

Diluted earnings per share	$405,374	1,470,043	$0.28

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
June 30, 2006
Basic earnings per share	$375,733	1,497,178	$0.25

Dilutive securities		28,080

Diluted earnings per share	$375,733	1,525,258	$025

			Per
			Share
For The Six Months Ended	Net Income	Shares	Amount
June 30, 2007
Basic earnings per share	$652,867	1,464,538	$0.45

Dilutive securities		5,795

Diluted earnings per share	$652,867	1,470,333	$0.44

			Per
			Share
For The Six Months Ended	Net Income	Shares	Amount
June 30, 2006
Basic earnings per share	$667,391	1,519,056	$0.44

Dilutive securities		28,045

Diluted earnings per share	$667,391	1,547,101	$0.43

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
In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The EITF reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy when determining the amount that could be realized under the insurance contract. The Task Force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Furthermore, the Task Force reached a consensus that the cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist if the policy continues to operate under its normal terms (continues to earn interest) during the restriction period. The Company adopted EITF No. 06-5 as of January 1, 2007, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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
Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of June 30, 2007, ultimate losses may vary from estimations.
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
Comparison of Financial Condition as of December 31, 2006 and June 30, 2007: Total assets were $243.6 million at June 30, 2007, compared to $232.2 million at December 31, 2006. Net loans increased $6.2 million, to $119.7 million at June 30, 2007, compared to $113.5 million at December 31, 2006. This increase was due primarily to an increase in loans secured by real estate of $8.1 million. This increase was offset by a decrease in commercial and consumer loans of $1.9 million, primarily due to increased rate competition. The loan portfolio continues to shift away from permanent residential mortgages which represented approximately 24% of the loan portfolio at June 30, 2007, compared to 26% at December 31, 2006. Total securities available-for-sale were $93.7 million at June 30, 2007, compared to $87.9 million at December 31, 2006.
Cash and cash equivalents and interest-bearing deposits in other banks at June 30, 2007 totaled $12.5 million, compared to $12.8 million at December 31, 2006. The Company is maintaining this level of liquidity in order to fund current loan commitments and other loan originations in 2007 and reduce risk from rising interest rates. At June 30, 2007 loan commitments totaled $28.6 million.
At June 30, 2007, the investment portfolio of $93.7 million consisted primarily of U. S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as “available-for-sale,” which is carried at fair value with the unrealized gains/losses reflected directly in stockholders’ equity, net of taxes.
Total deposits increased $11.0 million, to $217.6 million at June 30, 2007, from $206.6 million at December 31, 2006. This increase was primarily due to an increase in time deposits of $5.0 million which was primarily due to an increase in new public deposits, and an increase in passbook, NOW and money market deposit accounts of $6.0 million.
On December 22, 2003, the Company established Pinnacle Capital Trust I (the “Trust”), a wholly-owned statutory business trust. The Company is the sole sponsor of the trust and owns $93,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $3,000,000 and using proceeds from the issuance of the common and preferred securities to purchase $3,093,000 of junior subordinated debentures (“Subordinated Debentures”) issued by the Company. The sole assets of the Trust are the Subordinated Debentures. The Company’s investment in the Trust is included in other assets in the accompanying consolidated balance sheet at June 30, 2007 and the $3,093,000 obligation of the Company is included in subordinated debt. Interest expense on Subordinated Debentures was $64,655 and $130,007 for the three and six months ended June 30, 2007, compared to $62,408 and $120,515 for the three and six months ended June 30, 2006. The increase was due to an increase in the average rate paid from 8.0% for the three and six months ended June 30, 2006 to 8.4% for the three months and six months ended June 30, 2007.
Stockholders’ equity increased from $19.4 million at December 31, 2006 to $19.5 million at June 30, 2007. This increase was primarily attributable to net income of $653,000 for the six months ended June 30, 2007. This increase was offset by a cash dividend of $322,000 at $0.22 per share paid to the stockholders and an increase of $195,000 in unrealized losses in the Company’s available-for-sale securities portfolio, which is marked to fair value. The interest rate risk in the Company’s portfolio is monitored closely.
Results of Operations-Comparison of the Three and Six-Months Ended June 30, 2007 and 2006: For the three months ended June 30, 2007, net income was $405,000, compared with net income of $376,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, net income was $653,000, compared with net income of $667,000 for the six months ended June 30, 2006. For the six months ended June 30, 2007, the decrease in net income was attributable in part to a decrease in the Company’s net interest margin primarily due to an inverted yield curve, which caused the Company’s cost of funds to increase more rapidly than interest earned on investments and loans. The average rate paid on deposits in the three and six months ended June 30, 2007 was 3.63% and 3.59%, compared to 3.10% and 2.96% for the three and six months ended June 30, 2006. As a result, the Company’s net interest margin was 2.92% and 2.90% for the three and six months ended June 30, 2007, respectively, as compared to 3.13% and 3.17% for the three and six months ended June 30, 2006, respectively. If market rates continue to increase, the Company expects that the margin will continue to decline.
The yield on interest-earning assets increased from approximately 6.30% and 6.20% in the three and six months period ended June 30, 2006, respectively, to approximately 6.62% and 6.52% in the three and six months period ended June 30, 2007, respectively. The cost of funds increased from approximately 3.19% at June 30, 2006, to approximately 3.62% at June 30, 2007. These increases were due to increases in market interest rates.
Net interest income before the provision for loan losses for the three months ended June 30, 2007, was $1,610,000 compared with $1,604,000 in the same period last year. The increase was primarily due to an increase in interest revenues of $419,000. This increase was offset by an increase in interest expense of $413,000. Net interest income before the provision for loan losses for the six months ended June 30, 2007, was $3,186,000 compared with $3,250,000 in the same period last year. The decrease was primarily due to an increase in interest expense of $872,000 for the six months ended June 30, 2007. This increase was offset in part by increases in interest revenue of $808,000 for the six months ended June 30, 2007, compared with the same periods last year.
Provisions for loan losses are made to maintain the allowance for loan losses at adequate levels. The allowance for loan losses reflects management’s estimates, which take into account historical experience, the amount of non-performing loans, collateral values and general economic conditions. The provision for loan losses was $25,000 and $100,000 for the three and six months ended June 30, 2007, compared to $112,500 and $247,500 for the three and six months ended June 30, 2006. The decrease was primarily due to a decrease in charge-offs. Net charge-offs for the six months ended June 30, 2007 were $71,000 compared with $210,000 in the same periods last year. It is management’s opinion that the allowance for loan losses at June 30, 2007 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank’s exposure to losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.
Net interest income after the provision for loan losses for the three months ended June 30, 2007, was $1,585,000 compared with $1,492,000 in the same period last year. Net interest income after the provision for loan losses for the six months ended June 30, 2007, was $3,086,000, compared with $3,003,000 in the same period last year.
Non-interest income, which includes fees and service charges, income from real estate operations, the sale of loans, bank owned life insurance and other income, decreased $26,258 in the three-month period ended June 30, 2007, as compared to the three-month period ended June 30, 2006. This decrease was due primarily to a decrease in the gain on sale of loans held for sale of $25,995, a decrease in fees and service charges on loans of $12,866, a decrease in service fee income of $3,610, a decrease in the gain on sale of premises and equipment of $14,737, and a decrease in the gain of securities available-for-sale of $60. These decreases were offset by an increase in BOLI income of $5,018, an increase in fees and service charges on deposit accounts of $14,500 and an increase in the loss on sale of real estate owned of $11,492. Non-interest income decreased $74,495 in the six-month period ended June 30, 2007, as compared to the three-month period ended June 30, 2006. This decrease was due primarily to a decrease in the gain on sale of loans held for sale of $39,316, a decrease in fees and service charges on loans of $23,081, a decrease in service fee income of $6,948, a decrease in the gain on sale of premises and equipment of $14,737, a decrease in the gain of securities available-for-sale of $60 and an increase in the loss on sale of real estate owned of $5,396. These decreases were offset by an increase in fees and service charge on deposit accounts of $5,007 and an increase in BOLI income of $10,036.
Non-interest expense increased $21,412 in the three-month period ended June 30, 2007, as compared to the corresponding prior year period. This increase was primarily due to an increase in marketing and professional expense of $19,050 and an increase in occupancy expense of $3,554. These increases were offset by a decrease in all other non-interest expense of $1,192. Non-interest expense increased $35,105 in the six-month period ended June 30, 2007, as compared to the corresponding prior year period. This increase was primarily due to an increase in compensation and benefits expense of $5,956, an increase in marketing and professional expense of $39,486, and an increase in occupancy expense of $3,901. These increases were offset by a decrease in all other non-interest expense of $14,238.
Income tax expense increased $15,676 in the three-month period ended June 30, 2007, as compared to the corresponding prior year period. The effective tax rate was 32.01% and 31.80% for the three months ended June 30, 2007 and 2006. This increase was primarily due to an increase in income before income tax expense of 45,317. Income tax expense decreased $11,837 in the six-month period ended June 30, 2007, as compared to the corresponding prior year period. The effective tax rate was 30.75% and 31.14% for the six months ended June 30, 2007 and 2006. This decrease was primarily due to a decrease in income before income tax expense of $26,361.
Asset/Liability Management: The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate increase applied to all interest-earning assets and interest-bearing liabilities, the Company would expect net losses in fair value of the equity in the underlying instruments of approximately ($240,000), ($711,000) and ($2,015,000) respectively. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate decrease, the Company would expect net changes in projected net income for the first year of approximately $182,000, $81,000 and ($115,000) respectively. This hypothetical is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.
The rate environment is a function of the monetary policy of the Federal Reserve Board (“FRB”). The principal tools of the FRB for implementing monetary policy are open market operations, or the purchases and sales of U.S. Treasury and federal agency securities. The FRB’s objective for open market operations has varied over the years, but the focus has gradually shifted toward attaining a specified level of the federal funds rate to achieve the long-run goals of price stability and sustainable economic growth. The federal funds rate is the basis for overnight funding and drives the short end of the yield curve. Longer maturities are influenced by FRB purchases and sales and also expectations of monetary policy going forward. The FRB began to increase the targeted level for the federal funds rate in June 2004 after reaching an all-time low of 1.00% in mid-2003. The targeted fed funds rate increased at each Federal Open Market Committee meeting by 25 basis points and ended June 30, 2007 at 5.25%. Each FRB rate increase becomes more challenging to offset. The ability to delay deposit rate increases and less aggressive repricing of the maturing certificate of deposit portfolio has allowed the Company to offset the negative impact of recent FRB rate movements. The continued flattening of the yield curve has exerted downward pressure on the net interest margin and net interest income. The Company is most impacted at this time by the increase in short term interest rates which continues to put upward pressure on transaction deposit rates and short term borrowings from the Federal Home Loan Bank (FHLB”) of Atlanta. Under traditional measures of interest rate gap positions, the Company believes that it is moderately liability sensitive in the short-term. Changes in interest rates can affect loans and other interest-earning assets, including the Bank’s investment portfolio. A significant change in interest rates could have a negative impact on the Company’s operating income and portfolio market value.
Stock Repurchases: On June 28, 2006, the Company announced a supplemental stock repurchase program to acquire an additional 5% of the Company’s outstanding shares outstanding upon completion of its current repurchase program, or 73,900 shares. The stock repurchase program is intended to improve liquidity in the market for the common stock, to increase per share earnings and book value, and to provide a higher rate of return for the Company’s funds. As of December 31, 2006 the Company had repurchased 58,040 shares at an average price of $14.81 per share under the supplemental stock repurchase program. The maximum number of shares that may yet be purchased under the program is 16,696. The Company may consider additional repurchase programs in the future. The Company did not repurchase any shares during the six months ended June 30, 2007.
Capital Resources: Historically, funds provided by operations, mortgage loan principal repayments, deposits and short-term borrowings have been the Bank’s principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowing sources. At June 30, 2007, the Bank’s total loan commitments, including construction loans in process, unused lines of credit and letter of credits, were approximately $28.6 million. Management believes that the Bank’s liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At June 30, 2007, the Company and the Bank exceeded all regulatory capital requirements.

Asset Quality Ratios:

	June 30,	December 31,
	2007	2006
Nonperforming loans as a percent of total loans	0.39%	0.37%
Nonperforming assets as a percent of total assets	0.24%	0.27%
Allowance for loan losses as a percent of total loans	1.28%	1.20%
Allowance for loan losses as a percent of nonperforming loans	328.14%	329.05%
New Branch Office: In recent years, the Company has expanded its operations in the Birmingham, Alabama metropolitan area. A new full-service branch office in Gardendale, Alabama was opened on August 7, 2006. The Company currently intends to expand further in the Birmingham market and other market areas as appropriate opportunities become available.
Item 3. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
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

PART II — OTHER INFORMATION
ITEM 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities
Information regarding the Company’s purchases of equity securities is described on pages 13 under Item 2 — “Management’s Discussion and Analysis or Plan of Operation.”
ITEM 4. Submission of Matters to a Vote of Security Holders
On May 23, 2007, the Company held its Annual Meeting of Stockholders at which the following matters were considered and voted on.
PROPOSAL I- ELECTION OF DIRECTORS

NOMINEES	FOR	WITHHELD	TERM
Greg Batchelor	1,209,552	80,339	2010
James T. Waggoner	1,202,152	87,739	2010
There were no abstentions or broker non-votes.
PROPOSAL II- RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS
Ratification of the appointment of KPMG, LLP as independent auditors of the Company for the fiscal year ending December 31, 2007.

FOR	AGAINST	ABSTAIN
1,281,429	4,386	4,076
There were no broker non-votes.
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

PINNACLE BANCSHARES, INC
DATE: August 14, 2007	By:	/s/ Robert B. Nolen Jr.
Robert B. Nolen, Jr.
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Marie Guthrie
Marie Guthrie
Treasurer (Principal Accounting Officer)