Form 10QSB
period 2007-09-30
PINNACLE BANCSHARES INC
filed 2007-11-14
CIK 1022243

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark one)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Yes ☐       No ☑
     The number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2007: 1,462,359 shares of common stock.
     Transitional Small Business Disclosure Format (check one):
Yes ☐        No ☑

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2007	2006
ASSETS:
Cash and cash equivalents	$3,336,448	$4,206,018
Interest-bearing deposits in other banks	2,892,296	8,599,278
Securities available-for-sale	87,836,975	87,852,495
FHLB stock	561,600	532,100
First National Bankers Bancshares stock	525,000	525,000
Loans held for sale	890,778	975,951
Loans receivable, net of allowances for loan losses of $1,403,768 and $1,382,190 respectively	127,628,046	113,489,632
Real estate owned, net	185,853	208,903
Premises and equipment, net	7,028,078	7,075,617
Goodwill	306,488	306,488
Bank owned life insurance	5,666,101	5,413,237
Accrued interest receivable	1,543,305	1,535,638
Other assets	1,120,604	1,513,250

Total assets	$239,521,572	$232,233,607

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits	$207,364,640	$206,569,999
Subordinated debt	3,093,000	3,093,000
Borrowed Funds	3,200,000	0
Official checks outstanding	3,095,054	1,005,512
Accrued interest payable	1,327,464	1,262,887
Other liabilities	891,388	896,672

Total liabilities	218,971,546	212,828,070

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01 per share; 2,400,000 authorized; 1,872,313 issued at September 30, 2007 and December 31, 2006, respectively; 1,462,359 and 1,464,538 outstanding at September 30, 2007 and December 31, 2006, respectively	18,723	18,723
Additional paid-in capital	8,923,223	8,923,223
Treasury shares, at cost (409,954 and 407,775 at September 30, 2007 and December 31, 2006, respectively)	(5,317,798)	(5,285,739)
Retained earnings	17,658,159	17,103,780
Accumulated other comprehensive loss, net of tax	(732,281)	(1,354,450)

Total stockholders’ equity	20,550,026	19,405,537

Total liabilities and stockholders’ equity	$239,521,572	$232,233,607

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST REVENUE:
Interest on loans	$2,578,224	$2,318,758	$7,430,705	$6,542,560
Interest and dividends on securities	1,042,082	864,755	3,106,787	2,533,427
Other interest	42,910	228,097	291,664	693,910

	3,663,216	3,411,610	10,829,156	9,769,897
INTEREST EXPENSE:
Interest on deposits	1,910,580	1,667,211	5,760,517	4,640,032
Interest on subordinated debentures	65,394	66,555	195,401	187,070
Interest on borrowed funds	2,739	0	2,739	14,694

	1,978,713	1,733,766	5,958,657	4,841,796

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	1,684,503	1,677,844	4,870,499	4,928,101
PROVISION FOR LOAN LOSSES	134,500	135,000	234,500	382,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,550,003	1,542,844	4,635,999	4,545,601

NONINTEREST INCOME:
Fees and service charges on deposit accounts	225,609	221,645	652,554	643,583
Service fee income, net	28,754	32,429	89,489	100,112
Fees and charges on loans	37,334	26,403	87,458	99,608
Bank owned life insurance	84,288	79,270	252,864	237,810
Net gain (loss) on sale or write-down of:
Loans held for sale	48,832	91,842	216,577	298,903
Real estate owned	0	86,150	(16,888)	74,658
Securities available-for-sale	0	0	0	60
Premises and equipment	0	0	0	14,737

	424,817	537,739	1,282,054	1,469,471

NONINTEREST EXPENSE:
Compensation and benefits	811,502	948,656	2,525,118	2,656,316
Occupancy	286,920	292,356	845,181	846,716
Marketing and professional	114,516	95,055	335,819	276,872
Other	217,908	273,276	725,159	794,765

	1,430,846	1,609,343	4,431,277	4,574,669

INCOME BEFORE INCOME TAXES	543,974	471,240	1,486,776	1,440,403
INCOME TAX EXPENSE	159,305	146,350	449,240	448,122

NET INCOME	$384,669	$324,890	$1,037,536	$992,281

Basic earnings per share	$0.26	$0.22	$0.71	$0.66
Diluted earnings per share	$0.26	$0.22	$0.71	$0.65
Cash dividends per share	$0.11	$0.11	$0.33	$0.33
Weighted average basic shares outstanding	1,463,267	1,471,126	1,464,110	1,502,904
Weighted average diluted shares outstanding	1,468,303	1,476,567	1,469,652	1,523,414
See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Equity

BALANCE, December 31, 2005	1,827,813	$18,278	$8,479,921	$(3,488,724)	$16,405,863	$(2,005,364)	$19,409,974
Comprehensive income:
Net income	0	0	0	0	992,281	0	992,281
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	147,899	147,899

Comprehensive loss							1,140,180
Exercise of stock options, net of tax benefits	44,500	445	443,302	0	0	0	443,747
Repurchase of common stock (121,140 shares at cost)	0	0	0	(1,797,015)	0	0	(1,797,015)
Cash dividends declared ($.33 per share)	0	0	0	0	(491,887)	0	(491,887)

BALANCE, September 30, 2006	1,872,313	$18,723	$8,923,223	$(5,285,739)	$16,906,257	$(1,857,465)	$18,704,999

BALANCE, December 31, 2006	1,872,313	$18,723	$8,923,223	$(5,285,739)	$17,103,780	$(1,354,450)	$19,405,537
Comprehensive loss:
Net income	0	0	0	0	1,037,536	0	1,037,536
Change in fair value of securities available- for-sale, net of tax	0	0	0	0	0	622,169	622,169

Comprehensive income							1,659,705
Repurchase of common stock (2,179 shares at cost)	0	0	0	(32,059)	0	0	(32,059)
Cash dividends declared ($.33 per share)	0	0	0	0	(483,157)	0	(483,157)

BALANCE, September 30, 2007	1,872,313	$18,723	$8,923,223	$(5,317,798)	$17,658,159	$(732,281)	$20,550,026

See accompanying notes to these condensed consolidated financial statements.

PINNACLE BANCSHARES, INC,
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,037,536	$992,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	371,824	375,935
Provision for loan losses	234,500	382,500
Accretion, net	(111,611)	(125,550)
Increase in cash surrender value of Bank owned life insurance	(252,864)	(237,810)
Excess tax benefits on stock options	0	(51,590)
Net (gain) loss on sale or write-down of:
Loans held for sale	(216,577)	(298,903)
Securities available-for-sale	0	(60)
Real estate owned	16,888	(74,658)
Premises and equipment	0	(14,737)
Proceeds from sale of loans	20,158,597	20,301,457
Loans originated for sale	(19,856,847)	(20,816,357)
(Increase) decrease in accrued interest receivable	(7,667)	17,543
(Increase) decrease in other assets	12,821	(41,666)
Increase in accrued interest payable	64,577	472,880
(Decrease) increase in other liabilities	(5,284)	95,955

Net cash provided by operating activities	1,445,893	977,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Net loan originations	(14,496,232)	(4,044,638)
Net change in interest bearing deposits in other banks	5,706,982	(6,527,321)
Purchase of securities available-for-sale	(10,164,010)	(5,654,191)
Proceeds from sales of securities available-for-sale	0	3,000,000
Proceeds from maturing, called and payments received on securities available-for-sale	11,147,232	4,483,251
Proceeds from sale of Federal Home Loan Bank stock	22,700	0
Purchase of Federal Home Loan Bank stock	(52,200)	(24,800)
Purchase of premises and equipment	(324,285)	(1,656,497)
Proceeds from sale of premises and equipment	0	16,936
Proceeds from sales of real estate owned	275,383	313,469

Net cash used in investing activities	(7,884,430)	(10,093,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in passbook, NOW and money market deposit accounts	2,747,828	2,766,170
Proceeds from sales of time deposits	23,510,927	27,273,111
Payments on maturing time deposits	(25,464,114)	(16,802,123)
(Increase) decrease in borrowed funds	3,200,000	(2,375,000)
Increase (decrease) in official checks outstanding	2,089,542	(307,825)
Proceeds from exercise of stock options	0	392,157
Excess tax benefits on stock options	0	51,590
Repurchase of common stock	(32,059)	(1,797,015)
Payments of cash dividends	(483,157)	(491,887)

Net cash provided by financing activities	5,568,967	8,709,178

NET DECREASE IN CASH AND CASH EQUIVALENTS	(869,570)	(407,393)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,206,018	3,784,867

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,336,448	$3,377,474

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest on deposits, borrowed funds, and subordinated debentures	$5,894,080	$4,368,916
Cash payments for income taxes	435,000	616,870
Real estate acquired through foreclosure	269,221	180,091
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
In the opinion of management, all adjustments (all of which are normal recurring accruals) necessary for a fair presentation of the results of such interim periods have been included. The results of operations for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results of operations which may be expected for the entire year.
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

2. EARNINGS PER SHARE:
The following table represents the earnings per share calculations for the three and nine-month periods ended September 30, 2007 and 2006:

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
September 30, 2007
Basic earnings per share	$384,669	1,463,267	$0.26

Dilutive securities		5,306

Diluted earnings per share	$384,669	1,468,303	$0.26

			Per
			Share
For The Three Months Ended	Net Income	Shares	Amount
September 30, 2006
Basic earnings per share	$324,890	1,471,126	$0.22

Dilutive securities		5,441

Diluted earnings per share	$324,890	1,476,567	$0.22

			Per
			Share
For The Nine Months Ended	Net Income	Shares	Amount
September 30, 2007
Basic earnings per share	$1,037,536	1,464,110	$0.71

Dilutive securities		5,542

Diluted earnings per share	$1,037,536	1,469,652	$0.71

			Per
			Share
For The Nine Months Ended	Net Income	Shares	Amount
September 30, 2006
Basic earnings per share	$992,281	1,502,904	$0.66

Dilutive securities		20,510

Diluted earnings per share	$992,281	1,523,414	$0.65

3. RECENT ACCOUNTING PRONOUNCEMENTS:
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
In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB No. 109). SAB No. 109 rescinds SAB No. 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB No. 109 also applies to any loan commitments for which fair value accounting is elected under SFAS No. 159. SAB No. 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company is currently assessing the financial impact of adopting SAB No. 109.
4. SUBSQUENT EVENT :
On October 18, 2007, the Company announced that it had commenced a tender offer to purchase all shares of its common stock held by persons owning 99 share or fewer on the close of business as of October 10, 2007. The purpose of this tender offer is to allow the Company to deregister its common stock under the Securities and Exchange Act of 1934.

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
Changes in the allowance can result from changes in economic events, changes in the creditworthiness of the borrowers, or changes in collateral values. The effect of these changes is reflected when known. Though management believes the allowance for loan losses to be adequate as of September 30, 2007, ultimate losses may vary from estimations.
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
Comparison of Financial Condition as of December 31, 2006 and September 30, 2007: Total assets were $239.5 million at September 30, 2007, compared to $232.2 million at December 31, 2006. Net loans increased $14.1 million, to $127.6 million at September 30, 2007, compared to $113.5 million at December 31, 2006. This increase was due primarily to an increase in construction loans of $3.4 million, an increase in commercial real estate loans of $8.0 million, an increase in commercial loans of $2.0 million and an increase in all other loans of $.7 million, primarily due to an increased lending staff. Total securities available-for-sale were $87.8 million at September 30, 2007, compared to $87.9 million at December 31, 2006.
Cash and cash equivalents and interest-bearing deposits in other banks at September 30, 2007 totaled $6.2 million, compared to $12.8 million at December 31, 2006. The Company is maintaining this level of liquidity in order to fund current loan commitments and other loan originations in 2007.
At September 30, 2007, the investment portfolio of $87.8 million consisted primarily of U. S. agency securities and mortgage-backed securities. The entire investment portfolio is classified as “available-for-sale,” which is carried at fair value with the unrealized gains/losses reflected directly in stockholders’ equity, net of taxes.
Total deposits were $207.4 million at September 30, 2007, compared to $206.6 million at December 31, 2006.
On December 22, 2003, the Company established Pinnacle Capital Trust I (the “Trust”), a wholly-owned statutory business trust. The Company is the sole sponsor of the trust and owns $93,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $3,000,000 and using proceeds from the issuance of the common and preferred securities to purchase $3,093,000 of junior subordinated debentures (“Subordinated Debentures”) issued by the Company. The sole assets of the Trust are the Subordinated Debentures. The Company’s investment in the Trust is included in other assets in the accompanying consolidated balance sheet at September 30, 2007 and the $3,093,000 obligation of the Company is included in subordinated debt. Interest expense on Subordinated Debentures was $65,000 and $195,000 for the three and nine months ended September 30, 2007, compared to $67,000and $187,000 for the three and nine months ended September 30, 2006. The increase was due to an increase in the average rate paid from 8.1% for the nine months ended September 30, 2006 to 8.4% for the nine months ended September 30, 2007.
Stockholders’ equity increased from $19.4 million at December 31, 2006 to $20.6 million at September 30, 2007. This increase was primarily attributable to net income of $1,037,536 for the nine months ended September 30, 2007. This increase was offset by a cash dividend of $483,157 at $0.33 per share paid to the stockholders, a repurchase of 2,179 shares of common stock of $32,059 at an average price of $14.71 per share, and a decrease of $622,169 in unrealized losses in the Company’s available-for-sale securities portfolio, which is marked to fair value. The interest rate risk in the Company’s portfolio is monitored closely.
Results of Operations-Comparison of the Three and Nine-Months Ended September 30, 2007 and 2006: For the three months ended September 30, 2007, net income was $385,000, compared with net income of $325,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, net income was $1,038,000, compared with net income of $992,000 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the decrease in net interest income was attributable in part to a decrease in the Company’s net interest margin primarily as the Company’s cost of funds to increased more rapidly than interest earned on investments and loans. The average rate paid on deposits in the three and nine months ended September 30, 2007 was 3.58% and 3.59%, compared to 3.28% and 3.07% for the three and nine months ended September 30, 2006. As a result, the Company’s net interest margin was 3.07% and 2.96% for the three and nine months ended

September 30, 2007, respectively, as compared to 3.25% and 3.20% for the three and nine months ended September 30, 2006, respectively.
The yield on interest-earning assets increased from approximately 6.62% and 6.34% in the three and nine months period ended September 30, 2006, respectively, to approximately 6.68% and 6.58% in the three and nine months period ended September 30, 2007, respectively. The cost of funds increased from approximately 3.38% at September 30, 2006, to approximately 3.55% at September 30, 2007. These increases were due to increases in market interest rates.
Net interest income before the provision for loan losses for the three months ended September 30, 2007, was $1,685,000 compared with $1,678,000 in the same period last year. The increase was primarily due to an increase in interest revenues of $252,000. This increase was offset by an increase in interest expense of $245,000. Net interest income before the provision for loan losses for the nine months ended September 30, 2007, was $4,870,000 compared with $4,928,000 in the same period last year. The decrease was primarily due to an increase in interest expense of $1,117,000 for the nine months ended September 30, 2007. This increase was offset in part by increases in interest revenue of $1,059,000 for the nine months ended September 30, 2007, compared with the same periods last year.
Provisions for loan losses are made to maintain the allowance for loan losses at adequate levels. The allowance for loan losses reflects management’s estimates, which take into account historical experience, the amount of non-performing loans, collateral values and general economic conditions. The provision for loan losses was $134,000 and $234,000 for the three and nine months ended September 30, 2007, compared to $135,000 and $382,500 for the three and nine months ended September 30, 2006. The decrease was primarily due to a decrease in charge-offs. Charge-offs for the nine months ended September 30, 2007 were $393,000 compared with $442,000 in the same periods last year. The Company’s risk management processes include loan review designed to evaluate the credit risk of the loan portfolio. Through this loan review process, at September 30, 2007, approximately $2,300,000 in performing loans were downgraded to special mention and approximately $3,200,000 were downgraded to substandard. The $5,500,000 in performing loans was downgraded because of deteriorating financial condition of the borrowers. These loans primarily are residential investment property loans and speculative residential loans. The Company does not originate subprime loans.
It is management’s opinion that the allowance for loan losses at September 30, 2007 was adequate to absorb losses related to the portfolio of loans. Management will continue to analyze the Bank’s exposure to losses. Although management believes that it uses the best information available to make such determinations, future adjustments to allowances may be necessary, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.
Net interest income after the provision for loan losses for the three months ended September 30, 2007, was $1,550,000 compared with $1,543,000 in the same period last year. Net interest income after the provision for loan losses for the nine months ended September 30, 2007, was $4,636,000, compared with $4,546,000 in the same period last year.
Non-interest income, which includes fees and service charges, income from real estate operations, the sale of loans, bank owned life insurance and other income, decreased $113,000 in the three-month period ended September 30, 2007, as compared to the three-month period ended September 30, 2006. This decrease was due primarily to a decrease in the gain on sale of loans held for sale of $43,000, a decrease in service fee income of $4,000, and a decrease in the gain on sale of real estate owned of $86,000. These decreases were offset by an increase in BOLI income of $5,000, an increase in fees and service charges on deposit accounts of $4,000, an increase in fees and service charges on loans of $11,000. Non-interest income decreased $187,000 in the nine-month period ended September 30, 2007, as compared to the nine-month period ended September 30, 2006. This decrease was due primarily to a decrease in the gain on sale of loans held for sale of $82,000, and a decrease in the gain on sale of real estate owned of $92,000, a decrease in fees and service charges on loans of $12,000, a decrease in service fee income of $11,000, a decrease in the gain on sale of premises and equipment of $15,000, a decrease in the gain of securities available-for-sale of $60. These decreases were offset by an increase in fees and service charge on deposit accounts of $9,000 and an increase in BOLI income of $15,000.

Non-interest expense decreased $178,000in the three-month period ended September 30, 2007, as compared to the corresponding prior year period. This decrease was primarily due to a decrease in compensation and benefit expense of $137,000, a decrease in occupancy expense of $5,000, and a decrease in all other non-interest expense of $55,000. These decreases were offset by an increase in marketing and professional expense of $19,000. Non-interest expense decreased $143,000 in the nine-month period ended September 30, 2007, as compared to the corresponding prior year period. This decrease was primarily due to a decrease in compensation and benefits expense of $131,000 a decrease in occupancy expense of $2,000, and a decrease in all other non-interest expense of $70,000. This decrease was offset by an increase in marketing and professional expense of $59,000.
Income tax expense increased $13,000 in the three-month period ended September 30, 2007, as compared to the corresponding prior year period. This increase was primarily due to an increase in income before income tax expense of $73,000. The effective tax rate was 29.29% and 31.06% for the three months ended September 30, 2007 and 2006. Income tax expense increased $1,000 in the nine-month period ended September 30, 2007, as compared to the corresponding prior year period. The effective tax rate was 30.22% and 31.11% for the nine months ended September 30, 2007 and 2006, respectively.
Asset/Liability Management: The modeling techniques used by the Company simulate net interest income and impact on fair values under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate increase applied to all interest-earning assets and interest-bearing liabilities, the Company would expect net losses in fair value of the equity in the underlying instruments of approximately ($229,000), ($674,000) and ($1,845,000) respectively. Under a scenario simulating a hypothetical 50, 100 and 200 basis point rate decrease, the Company would expect net changes in projected net income for the first year of approximately $17,000, ($216,000) and ($672,000) respectively. This hypothetical is not a precise indicator of future events. Instead, it is a reasonable estimate of the results anticipated if the assumptions used in the modeling techniques were to occur.

Stock Repurchases: The following table details the purchases under the Company’s stock repurchase program during the nine months ended September 30, 2007.

	Total		Total Number of	Maximum Number
	Number	Average Price	Shares Purchased	of Shares that May
	of Shares	Paid per	As Part of Publicly	Yet Be Purchased
Period	Purchased	Share	Announced Programs	Under the Programs
January 1-31, 2007	0	$0	0	16,696

February 1-28, 2007	0	0	0	0

March 1-31, 2007	0	0	0	0

April 1-30, 2007	0	0	0	0

May 1-31, 2007	0	0	0	0

June 1-30, 2007	0	0	0	0

July 1-31, 2007	0	0	0	0

August 1-31,2007	0	0	0	0

September 1-30, 2007	2,179	$14.71	2,179	14,517

On June 28, 2006, the Company announced a supplemental stock repurchase program to acquire an additional 5% of the Company’s outstanding shares outstanding upon completion of its current repurchase program, or 73,900 shares. The stock repurchase program is intended to improve liquidity in the market for the common stock, to increase per share earnings and book value, and to provide a higher rate of return for the Company’s funds. As of September 30, 2007 the Company had repurchased 60,219 shares at an average price of $14.80 per share under the supplemental stock repurchase program. The maximum number of shares that may yet be purchased under the program is 14,517. The Company may consider additional repurchase programs in the future.
Capital Resources: Historically, funds provided by operations, mortgage loan principal repayments, deposits and short-term borrowings have been the Bank’s principal sources of funds. In addition, the Bank has the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB of Atlanta and other borrowing sources. At September 30, 2007, the Bank’s total loan commitments, including construction loans in process, unused lines of credit and letter of credits, were approximately $32.0 million. Management believes that the Bank’s liquidity and other sources of funds are sufficient to fund all commitments outstanding and other cash needs. The Company and the Bank are required to maintain certain levels of regulatory capital. At September 30, 2007, the Company and the Bank exceeded all regulatory capital requirements.
Asset Quality Ratios:

	September 30,	December 31,
	2007	2006
Nonperforming loans as a percent of total loans	0.26%	0.37%
Nonperforming assets as a percent of total assets	0.22%	0.27%
Allowance for loan losses as a percent of total loans	1.09%	1.20%
Allowance for loan losses as a percent of nonperforming loans	414.16%	329.05%
New Branch Office: In recent years, the Company has expanded its operations in the Birmingham, Alabama metropolitan area. A new full-service branch office in Gardendale, Alabama was opened on August 7, 2006. The Company currently intends to expand further in the Birmingham market and other market areas as appropriate opportunities become available.

Item 3. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures, as designed and implemented, are effective in alerting him in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
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

PART II – OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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

PINNACLE BANCSHARES, INC
DATE : November, 14, 2007	BY:	/s/ Robert B. Nolen Jr.
Robert B. Nolen, Jr.
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Marie Guthrie
Marie Guthrie
Treasurer (Principal Accounting Officer)